Form 10KSB
period 1999-12-31
E BIDD COM INC
filed 2000-04-14
CIK 1097068

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from to

         Commission file number: 0-27919
                                 -------

                                e-bidd.com, Inc.
                                ----------------
                 (Name of Small Business Issuer in Its Charter)


           Minnesota                                     410951123
          -----------                                   ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


       555 West Hastings Street, Suite 800, Vancouver, B.C., Canada V6B4N5
 -------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (888) 777-0658
                                 ---------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

      Title of Each Class             Name of each Exchange on Which Registered
      -------------------             -----------------------------------------
 Common Stock ($0.001 Par Value)                        None
Preferred Stock ($0.001 Par Value)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X                   No
                                        -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

The issuer's total revenues for the year ended December 31, 1999, were $0.

The aggregate market value of the registrant's Common Stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $17,786,417 based on the average closing bid and asked prices for the Common Stock on March 31, 2000.

 On April 4, 2000, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 36,770,778 .

                                TABLE OF CONTENTS

                                                                        Page No.
                                     PART I

Item 1.       Description of Business..........................................1

Item 2.       Description of Property Management's Discussion and
              Analysis or Plan of Operation...................................10

Item 3.       Legal Proceedings...............................................10

Item 4.       Submission of Matters to a Vote of Security Holders.............10

                                     PART II

Item 5.       Market for Common Equity and Related Stockholders...............11

Item 6.       Management's Discussion and Analysis or Plan of Operation.......12

Item 7.       Financial Statements............................................14

Item 8.       Changes in and Disagreements with Accountants...................15


                                    PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act...............15

Item 10.     Executive Compensation ..........................................16

Item 11.     Security Ownership of Certain Beneficial Owners and Management...17

Item 12.     Certain Relationships and Related Transactions...................17

Item 13.      Exhibits and Reports on Form 8-K................................18

                                     PART I

Forward-Looking Statements. This Registration Statement includes "forward-looking statements." Forward looking statements contained in this registration statement are based on management's beliefs and assumptions and on information currently available to management. Forward-looking statements include statements in which words such as "expect, " "anticipate," "intend," "plan," "believe," "estimate," "consider," or similar expressions are used.

You should not construe any forward-looking statement as a guarantee of future performance. These statements inherently involve risks, uncertainties and assumptions. The future results and stockholder values may differ from those expressed in these forward-looking statements, and those variations may be material and adverse. Many factors that will affect these results and values are beyond our ability to control or predict.

ITEM 1.       DESCRIPTION OF BUSINESS

A.       Corporate Organization

As used herein the terms "e-bidd" and "e-bidd.com" refers to e-bidd.com, Inc., a Minnesota corporation, its subsidiaries and predecessors, unless the context indicates otherwise. Investors should be aware that a potential conflict exists between e-bidd and another totally separate and unrelated company by a similar name, www.Ebid.com, that also operates as an Internet auction site. E-bidd is in the process of changing its name to resolve this potential conflict.

E-bidd has had several previous names in the past including: Image Photo Systems, Inc., AJA Merchant Banking Corporation, Cyberguides International, Inc., Digital Reporting, Inc., and Port Industries, Inc. Although e-bidd was initially formed to conduct any lawful activity, it is specifically engaged in the business of operating a live, online, Internet auction site and licensing Auction and Ad Serving Software.

E-bidd was originally incorporated in Minnesota on November 27, 1968, as Port Industries, Inc., and operated as a real estate development company. Port Industries, Inc. commenced bankruptcy proceedings under Chapter XI in May, 1974 and emerged from bankruptcy in April, 1976. As a result of the bankruptcy, all assets were distributed and the debtor's rights were formally discharged. Port Industries, Inc. remained inactive from 1976 until 1994.

On March 1, 1994, Port Industries, Inc. entered into an agreement of merger with Digital Reporting, Inc., a Delaware corporation, engaged in the business of corporate acquisitions. Upon the effective date of the merger, Port Industries, Inc. issued 720 shares (1,800 shares prior to stock splits) of its common stock in exchange for all of the outstanding shares of Digital Reporting, Inc., whose operations were nominal since its inception, and became the sole surviving corporation under its post-merger name, Digital Reporting, Inc.

In September 1997, Digital Reporting, Inc. acquired all of the outstanding common shares Cyberguides International, Inc., a Delaware corporation, in exchange for 3,500 restricted shares of Digital Reporting, Inc.'s common stock. Accordingly, Digital Reporting, Inc. changed its name to Cyberguides International, Inc. and operated a web page on the Internet that contained a database of general information about public companies. Cyberguides International, Inc. then merged with Corp Reports.com whose principal business activity was similar to that of Cyberguides International, Inc., the operation of a web page in the early days of the Internet that contained a database of public companies annual reports.

In February, 1998 A.J. Alda & Associates acquired a majority interest in Cyberguides International, Inc. by purchasing approximately 1,140 restricted common shares of its stock. Mr. A.J. Alda was then appointed director, president, and chief executive officer of Cyberguides International, Inc. which changed its name to AJA Merchant Banking Corporation and operated as a public merchant banking corporation. AJA Merchant Banking Corporation, also in the business of corporate acquisitions, entered into preliminary negotiations with a printed circuit board manufacturer in the Minneapolis - St. Paul, Minnesota area to build a prototype circuit board but failed to reach the development or production stage.

On December 4, 1998, AJA Merchant Banking Corporation changed its name to Image Photo Systems, Inc. and began developing 3D picture viewers for kids. Image Photo Systems, Inc. developed a prototype 3D picture viewer, but failed to make it to the manufacturing, production, or sales stage. In 1999, the officers and directors associated with the acquisition of Image Photo Systems, Inc. resigned. In July, 1999 Image Photo Systems, Inc., under a team of new management, entered into an Agreement with Laurier Limited, whereby it acquired its current operations as an Internet auction site and licensor of Auction and Ad Serving Software and Laurier Limited received 10,000,000 restricted shares of Image Photo Systems, Inc. stock. In September 1999, Image Photo Systems, Inc. changed its name to e-bidd.com, Inc.

B.       Description of Business

E-bidd's business consists of an Internet-based auction site and licensing Auction and Ad Serving Software. E-bidd's products include Auction and Ad serving Software which it sells through licensing agreements and a website, Banner-Auctions.com., upon which e-bidd intends to feature its software and to operate as live, online, Internet website that auctions advertising space. E-bidd hopes that banner-Auctions.com and its software will create an online media marketplace offering person-to-person and business-to business e- commerce services for the buying and selling of premium advertising space.

Accordingly, Banner-Auctions.com intends on hosting real-time Internet-based auctions that provide media buyers and sellers with an online exchange of advertising space at market driven prices. The site is intended to generate traffic to consumer "lots," which act as a customer's inventory of their items for sale, thereby allowing media buyers to save on quality advertising space while publishers gain access to new buyers. Internet auctions are defined as the person-to-person exchange (ie, collectibles, antiques and other used goods) of unwanted, unused products or inventory; the business-to-business exchange (computer and business products, travel, apparel, and automobiles) through online communication channels (1 to 1, 1-to-many, many- to-1) and computer applications (directories, catalogs, online auctioneering) for a specific community of practice.

Collectively, person-to-person, business-to-business exchange, online communication channels, and computer applications create a construct recently coined as "infomediaries". Essentially, "infomediaries" sell information about a market and create a platform upon which buyers and sellers can do business.

Initially, infomediaries were mainly a consumer phenomenon, typified by early Internet successes such as Yahoo, Amazon.com, and E-Bay, an auction site. Many Internet researchers now believe that perhaps the most influential and profitable Internet companies will be business-to-business infomediaries which have the ability to re-organize entire industries.

Through the operation of its website, Banner-Auctions.com and use of its Auction and Ad Serving Software, e-bidd intends to act as an infomediary that provides a unique online market to ensure fair, equitable and reasonable prices for both buyers and sellers in online and traditional advertising mediums. E-bidd's auction format is intended to allow both buyers and sellers to receive the best possible price for this space. This auction format will also offer a single source for all types of media: Online, Broadcast, Print, and Out-of-home.

The material risks that are apparent to e-bidd and its shareholders are primarily that it has yet to produce a product. E-bidd's website should be fully functioning and open (as an auction facility focused on the advertising industry and complemented by a banner auction facility) within the next few weeks. In fact, e-bidd intends to launch its general media Internet supersite on April 24, 2000. The launch of this supersite will be intended by e-bidd to be Phase 1 of a multi-phased sequence that will see the unfolding of e-bidd's extended business model. E-bidd plans that the general media supersite will be geared towards the business of selling conventional media advertising space, online advertising, advertising agency services and public relations services via this site. Clients will be able to access a host of services via the supesite, including the purchase of radio and television advertising time in 10 major U.S. markets, creative advertising services and public relations services that cater to financial, technology and real estate clients. Subsequent phases will be intended to usher in the ability to buy media online in a larger selection of markets, online banner advertising, added interactivity functions, and a range of other content and media related services for registered users. The risk to shareholders is that the launch of this website does not occur as anticipated and that the software that these websites will feature may be perceived as having a limited life.

C.       The Market

While there is a scattered presence of e-auction sites, there is a lag in the development of online media marketplaces offering a business-to-business e-commerce service for buying and selling premium ad space. Consequently, e-bidd intends to launch high value content, services, and e-commerce applications targeting the untapped advertising auctioneering market by gaining name recognition.

It is important to note however, that one of the key assumptions of e-bidd's corporate strategy (described below) is that increasing membership, followed by encouraging members to post "lots" (a inventory database of a member's items for sale), is a key source of content attractiveness that will drive consumers to support e- bidd.com as a destination of choice. Other key factors influencing how fast revenues may grow are:

          a)   Member Loyalty / Attracting Members:

               E-bidd intends to achieve critical mass by driving membership churn and usage rates. For example, the more e-bidd promotes personal relationships between members through online discussion forums, the more loyal the members are likely to become to the community. This increases member contribution in community forums and desire for continual participation.

               Additionally, there are no membership fees for any party to become a member or to maintain their membership on e-bidd's website. The only fees that occur are through the transaction process (ie. the buying and/or selling) of advertising space itself.

          b)   Member Profiles:

               Member profiles play a critical role in generating economic value for the community by fueling:

                  o        Target   Advertising  which  attracts  key  corporate
                           clients and partners that in turn strengthens click through rates and draws in even more advertisers;

                  o Vendor Migration which draws in additional vendors, increases transaction activity that in turn increases advertising activity;

                  o Repeat Cycles: While the interaction of members with advertisers and vendors generates even more member profiles, this begins the cycle all over again.

          c)   Content Attractiveness:

               The more members e-bidd.com has, the more member generated content it is likely to accumulate and thus, the more members it is likely to attract. Over time, browsers become builders, users and buyers. E-bidd intends to create a dynamic link in this cycle. Builders are those members who are most passionate about the community and most active in contributing content. Users are people who spend their time in the community other than browsers but who neither contribute significantly to content nor actively purchase products or services. Buyers are those members who actively purchase products or services and are significant drivers of advertising revenue. E-bidd's challenge is to understand in detail the economic role and economic value contributed by each member and to be creative in identifying ways to enhance this contribution over time.

          d)   Transaction Offerings:

               First, as the range of products and services offered by e-bidd increases, the more likely members are to participate in e-bidd.com's community, while the members already in the community typically develop greater willingness to engage in transactions. In turn, these developments should increase the attractiveness of the community to vendors, which should draw more vendors and increase the number of products and services available for sale. Second, the more products and services offered by e-bidd should lead to an increase in transaction activity.

D.       Corporate Strategy

E-bidd has identified three immediate opportunities for development to fill the market niche described above for person-to-person and business-to-business e-commerce which are as follows:

          1)   Branding and e-commerce Platform Initiatives:

               Through branding and e-commerce platform initiatives, e-bidd believes it will become the live online Internet auction site of choice for providing fast, efficient and reliable information. Through its website, Banner-Auctions.com, e-bidd will act as an open database that should enable clients to easily set up their corporate profile and details to conduct online auction transactions. In effect, e-bidd intends to provide a graphical user interface that the client's customers can use to purchase goods over the Internet. As a result, e-bidd hopes to:

                    o enable merchants to accept information online in a secure format;

                    o offer clients an extremely inexpensive system for implementation;

                    o provide transaction data to the client for clearing on e-bidd's system; and

                    o bring third party reporting and billing to both buyers and sellers.

          2)   Aggregating Members by Linking Virtual Communities:

               By aligning with a dynamic virtual community where consumers can communicate freely, contribute content, and share positive experiences, e-bidd intends to create a substantial international database. E-bidd may be able to subsequently sell this database at a premium since it would be valuable to global companies, organizations, and Internet portals interested in capturing the interest and purchasing power of targeted demographic groups. E-bidd is presently engaged in discussions with an emerging virtual community for alignment purposes.

          3)   Fostering Corporate Relationships and Developing Multiple Revenue
               Streams:

               Hopefully, the opportunity to create lateral synergies with corporations and organizations will provide e-bidd an income stream through sponsorships, banner advertisements and e-commerce opportunities.

               E-bidd intends to embark upon a thorough cycle of due diligence to form strategic partnerships and advertising synergies with corporations, online search portals and organizations with revenue enhancing opportunities. Potential examples of such relationships include:

                    o Banner ads and polling initiatives (since companies pay per impression to acquire consumer preference data sponsorship synergies and lateral promotional campaigns will produce multiple revenue streams while extracting economic value from services rendered to them);

                    o Full-scale e-commerce system development: by providing template cataloging, auctioning, on-the-fly shopping promotions, full transaction processing, online neighborhood bartering, and a virtual mall, e-bidd hopes to develop additional income streams.

On November 12, 1999, e-bidd entered into an agreement with a related party, Meir Kahtan, Public Relations, a division of Miller Advertising Agency, Inc. The agreement will provide e-bidd with promotional and business consulting and a public relations campaign. Meir Kahtan's team intends to identify promotional opportunities and news coverage for e-bidd's activities, acquisitions, strategic alliances, and emergance in online media auctions. An advertising campaign to support the public relations process is also expected to be subsequently created and performed. For more information on this agreement, please see ITEM 12 "Certain Relationships and Related Transactions" on page 15 of this Form 10-KSB.

E.       Competition

The market for live online auctions among person-to-person and business-to-business trading over the Internet is new, rapidly evolving and intensely competitive, and e-bidd expects competition to intensify in the future. Barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially available software.

E-bidd directly competes with a company by the name of Adauction.com which is currently the dominate online "ad auctioneer." Adauction.com provides a business-to-business e-commerce service for buying and selling media. Adauction.com reported more than 3,500 media buyers registered to purchase inventory through its web site. Presently completing a $15 million financing, Adacution.com is a venture capital company funded by Lehman Brothers - New York, and is considered the top branded, privately held, web and print Media Conveyor for this evolving niche market segment.

Consequently, e-bidd's response is to target small to medium sized businesses; aggregate users through virtual communities, and pursue partnering relationships with solution vendors whose products and services will be greatly extended in the marketplace via e-bidd's applications.

It is important to note that e-bidd also currently or potentially competes with a number of other companies. Its indirect competitors include various online person-to-person auction services, including Yahoo!, Auctions Powered by Onsale and Excite, Inc., both of which are free to sellers and buyers, Auction Universe and a number of other small services, including those that serve specialty or regional markets such as CityAuction. E-bidd also competes indirectly with business-to-consumer online auction services such as Onsale, First Auction, Surplus Auction and uBid. A number of traditional auction companies, including Butterfield & Butterfield and Sotheby's, are offering or have announced plans to create Internet auction sites.

E-bidd also potentially faces competition from a number of large online communities and services that have expertise in developing online commerce and in facilitating online person-to-person interaction. Some of these potential competitors, including Amazon.com, AOL, Lycos, Inc. and Microsoft Corporation, currently offer business-to-consumer trading services and classified ad services. Some of these companies also may introduce person-to-person trading to their large user populations. Other large companies with strong brand recognition and experience in online commerce, such as Cendant Corporation, QVC, USA Network and large newspaper or media companies, also may seek to compete in the online auction market.

In order to respond to changes in the competitive environment, e-bidd may, from time to time, make pricing, service or marketing decisions or acquisitions that could harm its business. New technologies may also increase competitive pressures on e-bidd by enabling its competitors to offer a lower cost service. Some Web- based applications that direct Internet traffic to certain websites may channel users to trading services that compete with e-bidd. In addition, companies that control access to transactions through network access or Web browsers could promote competitors of e-bidd or charge it substantial fees for inclusion.

F.       Description of Technology

E-bidd has successfully purchased the worldwide rights to Internet Auction Software and Internet Ad Management Software. E-bidd will use this technology to produce online niche-market services and applications catering to the auctioneering market segment. E-bidd's first application of this software will be its Banner-Auctions.com site.

E-bidd's software features both auctioneering and ad serving technology. For example, e-bidd's software has an ad cache busting feature to insure the maximizing of inventories. The auction software also features a powerful e-mail databasing of clients to help maintain traffic.

         Cache Busting Technology:

         E-bidd's ad serving code utilizes JavaScript, which allows the administrative site to write to client's HTML pages, giving the ads a new cache number each time a page is loaded. This technology will void any image caching the end user may be using and can effectively increase ad inventory of the client's site.

         The cache busting feature is a backwards compatible Javascript that ensures "browsers" (netscape and IE versions 4 and up) do not "cache" (get stored on the hard drive). When a typical banner exchange is surfed, that banner is stored on the user's hard drive in "cache." If the web surfer goes back to this page (either by link or via the back button) they will see the same ad they viewed last time. However, with e-bidd's Javascript a new ad is loaded from e-bidd's website for maximum ad placement ability. The cache busting feature will benefit e-bidd and its customers. Traditionally, without the cache busting feature, whenever a new page is brought up on a website and the user pushes the back button to see the previous page the same banner will appear repeatedly. However, with the cache busting feature, e-bidd can guarantee controlled rotation of the ads a user sees when using the back button. Hence, the cache busting feature will increase advertising and click through rates for e-bidd.com and its clients.

         Guaranteed rotation means guaranteed exposure to our clients which gives them more banner-ad views. Being one of the few ad-serving companies offering this service allows our customers more click through or expanded banner ad potential. For example, Double Click has banner-ad serving software called "DART" which does not have the guaranteed rotation feature. E-bidd.com's software is more effective than DART because e-bidd.com's software can guarantee rotation of banners by "busting the cache" which results in increased page views for e-bidd.com's clients.

         Integration:

         E-bidd's Ad Serving Software has been coded with integration in mind. This means that it can be integrated into other banner exchanges. This is an integral feature, as ad auctioning rivals get a great deal of their sales (and ad inventory) from banner exchange sites. Instead of a client inserting the typical image and link code onto their site, the client will place e-bidd's scripts, creating two layers of banner exchanging.

         This ability will allow e-bidd to easily audit statistics and keep track of how the site is showing the buyer's banners. This will also allow the e-bidd to compare statistics with the seller's site and make sure that there are not any discrepancies, ultimately creating a fair and reliable way of reporting ad campaign statistics.

         Advanced Tracking, Fraud Busting and Statistics:

         The Ad Servicing Software keeps a wide range of business statistics. This will ensure that the banners are not being requested en mass from the same IP number (same person) and that the times and dates of banner requests from IP numbers are appropriate. Essentially, the software makes it increasingly difficult to engineer a site to get more click-throughs or exposures than they deserve.

         Control:

         The seller of banners (web publisher) will be able to easily verify the validity of a buyer's banner to make sure it is appropriate for their site. The web publisher will be able to reject a banner if they deem it to be inappropriate.

         Customized Profiles:

         The software features customized profiles for buyers and sellers, allowing them to get to know each other a little better before deciding on a sale.

         Multiple Ads:

         The software has the ability for the buyer to display multiple banners per campaign and to compare the statistics of the banners to each other. This allows buyers to decide which type of advertisement is working best for them.

         Advanced E-mail Manager:

         Future advancements to the software will include a fully integrated e-mail manager, allowing for announcement lists for clients and to notify the user base of important changes, deals, and features.

         Server Technology:

         E-bidd will be running the ad serving software on a dedicated server, allowing for maximum load usage and bandwidth. The software was created in Perl and the webserver will be running Apache with Mod_Perl. Apache is the most popular webserver on the Internet, with over 60% of all websites running Apache. It is efficient, popular, and secure. Mod_Perl is an extension for Apache that allows it to cache Perl CGI files. This will allow Perl scripts to execute 20-50% faster, greatly decreasing the load on the host server.

         Scaleable Database Technology:

         E-bidd is using mySQL as a database server. (SQL = Structured Query Language). SQL is the most widely used database language in the world, with the portability of Perl scripts to accessing mySQL, e-bidd will be able to change over to a more extensive database if the need arises.

         Security:

         E-bidd will provide the server with maximum security. For credit card transactions, e-bidd will use Apsache's SSL layers. E-bidd will also be utilizing an established merchant account solution for Internet based commerce transactions.

         Testing of Technology:

         In September, e-bidd commenced Alpha Testing of its Auction and Ad serving Software. Epic Eye, a California based private company is performing the Alpha Testing. Beta Testing of the Auction Software commenced October 1, 1999, once completed e-bidd's first application of this software will be on its banner-Auctions.com website. E-bidd's Ad Serving Management Software, has been successfully tested by Epic Eye. This software is now being readied for licensing and for internal use on Banner-Auctions.com.

G.       Regulatory Overview  (New and Existing Regulation of the Internet)

E-bidd is subject to the same federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain.

In addition, numerous states, including the State of Washington, in which e-bidd's principal place of business is located, have regulations regarding the manner in which "auctions" may be conducted and the liability of "auctioneers" in conducting such auctions. No legal determination has been made with respect to the applicability of the State of Washington's regulations to e-bidd's business to date and little precedent exists in this area. One or more states may attempt to impose these regulations upon e-bidd in the future, which could harm e-bidd's business. Several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies.

The Federal Trade Commission has also recently started a proceeding with one online service regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws or the passage of new laws intended to address these issues could directly affect the way e-bidd does business or could create uncertainty in the marketplace. This could reduce demand for the services of e-bidd or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could otherwise harm e-bidd's business. In addition, because e-bidd's services are accessible worldwide, and e-bidd facilitates sales of goods to users worldwide, foreign jurisdictions may claim that e-bidd is required to comply with their laws. In some jurisdictions, e-bidd will be required to collect value-added taxes on its fees. E-bidd's failure to comply with foreign laws could subject it to penalties ranging from fines to bans on e-bidd's ability to offer its services.

H.       Reports to Security Holders

E-bidd's annual report will contain audited financial statements. E-bidd is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. E-bidd intends to, from this date forward, to file all of its required information with the Securities and Exchange Commission ("SEC"). Prior to this form being filed there were not other forms filed. E-bidd plans to file its 10KSB, 10QSB, and all other forms that may be or become applicable to e-bidd with the SEC.

The public may read and copy any materials that are filed by e-bidd with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The statements and forms filed by e-bidd with the SEC have also been filed electronically and are available for viewing or copy on the SEC maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address for this site can be found at http://www.sec.gov. Additional information can be found concerning e-bidd on the Internet at http://www.ebidd.com and http://www.Banner-Auctions.com.

ITEM 2.      DESCRIPTION OF PROPERTY

E-bidd used to be headquartered at 600 University Street, Suite 2424, Seattle, Washington 98101 where it used to lease office space for $2,000 per month until December 31, 2001. E-bidd has canceled this lease and moved its headquarters to 555 West Hastings Street, Suite 800, Vancouver, B.C. V6B 4N5. E-bidd leases its Vancouver office facility which contains approximately 1,500 square feet of office space on a month-to-month basis for $2,700 dollars per month. E-bidd believes that this facility is generally suitable and adequate to accommodate its current operations and that such facility is adequately insured.

ITEM 3.       LEGAL PROCEEDINGS

E-bidd is currently not a party to any pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year 1999, the e-bidd did not submit any matters to a vote of security holders through the solicitation of proxies or otherwise.

                      [THIS SPACE LEFT BLANK INTENTIONALLY]

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED  STOCKHOLDER MATTERS

E-bidd's common stock is currently traded on the Pink Sheets under the symbol "BIDD". In an effort to regain its listing on the Over The Counter Bulletin Board, e-bidd has submitted its Form 10-SB to the SEC and although effective by operation of law, ebidd's Form 10-SB remains subject to comment from the SEC. Upon clearing comments from the SEC, e-bidd expects to be re-listed on the OTC BB shortly thereafter.

The table below sets forth the high and low sales prices for e-bidd's Common Stock for each quarter of 1998 and 1999. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

              Quarter        High          Low
              -------        ----          ---
       1998   First          2.5625        .6875
       ----   Second(1)      1.1875        .31
              Third           .8675        .13
              Fourth          .30          .12


              Quarter        High          Low
`             -------        ----          ---
       1999   First(2)       .33           .027
       ----   Second(3)      .046875       .022
              Third(4)       8.625         .035
              Fourth         2.63          .252


Record Holders

As of March 31, 2000, there were approximately 304 shareholders of record holding a total of 36,770,778 shares of Common Stock. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.



(1) On May 31, 1997, e-bidd's common stock reverse split on a one to four basis.

(2) On March 24, 1999, e-bidd's common stock reverse split on a one to ten basis.

(3) On April 5, 1999, e-bidd's common stock reverse split on a one to ten basis.

(4) On July 8, 1999, e-bidd's common stock reverse split on a one to one hundred basis.

Dividends

E-bidd has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend on e-bidd's earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit e-bidd's ability to pay dividends on its Common Stock other than those generally imposed by applicable state law.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

A.   Results of Operations

Sales

E-bidd has not generated any revenues from operations for the periods covered by this Form 10-KSB.

Losses

Net losses for the year ended December 31, 1999, decreased to $205,851 from $1,315,249 for the year ended December 31, 1998, a decrease of 84%. The decrease in losses was attributable to the write-off of all the assets of Corp Reports.com, Inc. in 1998 with no similar write-offs occurring in 1999.

E-bidd expects to continue to incur losses at least through fiscal year 2000 and there can be no assurance that e-bidd will achieve or maintain profitability or that revenues will be generated or that growth can be sustained in the future.

Expenses

Selling, general and administrative expenses for the year ended December 31, 1999, increased to $501,954 from $370,742 for the year ended December 31, 1998, an increase of 35%. The substantial increase in selling general and administrative expenses were the result of various costs associated with start up expenses of e-bidd.

Depreciation and amortization expenses for the years ended December 31, 1999 and December 31, 1998 were $0 and $14,056, respectively.

B.   Liquidity and Capital Resources

Cash flows generated by operations were a negative $205,851 for the year ended December 31, 1999, and a negative $1,315,249 for the year ended December 31, 1998. The decrease in negative cash flows for the year ended December 31, 1999 are primarily attributable to the discontinuation of Corp Reports, Inc. start-up and the subsequent discontinuation of its operations in 1998.

Cash flows generated from financing activities was $223,600 for the year ended December 31, 1999 and $838,970 for the year ended December 31, 1998. E-bidd's financing activities primarily consisted of the sale of the e-bidd's common stock pursuant to private placements.

E-bidd has funded its cash needs over the periods covered by this Form 10-KSB through the issuance of its common stock for cash. E-bidd intends to cover its cash need over the next twelve months through sale of additional shares of its common stock pursuant to a registration statement or an appropriate exemption from registration. However, there is no guarantee that e-bidd will be able to raise additional funds from the sale of its securities.

On January 18, 2000, e-bidd negotiated a private placement with two separate investment groups in the amounts of $500,000 and $360,000 for total gross proceeds of $860,000 to be used as general working capital. These total gross proceeds bought 4,300,000 units at a price of $.20 per unit. Each unit consists of one share ("Share") of common stock of e-bidd and one warrant to purchase an additional share of common stock at a price of $.30 for a period of one year from the date of issuance ("First Hold Period") and at a price of $.50 for a period of one year from the end of the First Hold Period ("Second Hold Period"). A portion of the shares are being offered outside the United States in reliance upon Regulation S promulgated under the Securities Act of 1933 and the remainder of the shares are being offered to investors in the United States in reliance upon Regulation D.

C.   Capital Expenditures

E-bidd made no significant capital expenditures on property or equipment over the periods covered by this report. The only planned capital expenditure is further website development. E-bidd has budgeted $50,000 for this development and e-bidd intends to contract sometime in the future to complete this work.

As of March 2000, e-bidd's website is in its review stage and should be operational within 60 days. E-bidd's estimated cash requirements are approximately $475,000 annually. The majority of our cash requirements will be used for personnel costs and professional fees, since the website is essentially completed.

D.   Income Tax Expense (Benefit)

E-bidd has net operating loss carryforwards of approximately $2,100,000 which will expire in 2013 and 2014.

E.   Impact of Inflation

E-bidd believes that inflation has had a negligible effect on operations over the past three years. E-bidd believes that it can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies

F.   Going Concern

E-bidd has had no sales and suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management plans in regards to theses matters is to grow through business combinations rather then to seek immediate, short-term earnings. However, in order to support existing operations and to fund proposed acquisitions, additional bank, private and/or equity financing must be obtained. Additionally, e-bidd plans to increase its sales through its web page, Banner-Auctions.com, and by selling licensing rights to its Auction and Ad Serving software.

Additionally, the Company completed a private placement which generated $860,000 in cash to be used for working capital for the remainder of 1999 and the year 2000. The cash generated through the private placement is expected to be sufficient to cover all operating expenses for the periods mentioned. There is no firm commitment from insiders to advance monies to e-bidd, although the insiders are committed to keeping the entity operational and will continue to pay operating costs.

G.   Year 2000 Compliance

As of April 10, 2000, the Company has not experienced any Y2K problems.

ITEM 7.    FINANCIAL STATEMENTS

The Company's financial statements for the fiscal year ended December 31, 1999 and 1998 are attached hereto as F-1 through F-14.

                          INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE

Independent Auditors' Report.................................................F-1

FINANCIAL STATEMENTS

Balance Sheets...............................................................F-2

Statements of Operations and Accumulated Deficit......................F-3 to F-4

Statements of Stockholders' Equity....................................F-5 to F-6

Statements of Cash Flows..............................................F-7 to F-9

Notes to Financial Statements.......................................F-10 to F-14

                               Bendinger & Company
                       1850 Mount Diablo Blvd., Suite 610
                         Walnut Creek, California 94596

--------------------------------------------------------------------------------


                          INDEPENDENT AUDITORS' REPORT

                                 March 15, 2000

Board of Directors E-BIDD.COM, INC.

(Formerly Image Photo Systems, Inc.)
(A Company in the Development Stage)
Vancouver, B.C., Canada

We have audited the accompanying balance sheets of E-BIDD.com, Inc. (formerly Image Photo Systems, Inc.) (a company in the development stage) ("Company"), as of December 31, 1999 and 1998 and the related statements of operations and accumulated deficit, and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of E- Bidd.com, Inc. (a company in the development stage), as of and for the years ended prior to December 31, 1997 were audited by other auditors, whose reports expressed an unqualified opinion on these statements.

We conducted our audits in accordance with generally accepted accounting standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E-Bidd.com, Inc. (formerly Image Photo Systems, Inc.) (a company in the development stage) at December 31, 1999 and 1998 and the results of its operations and cash flows for the years ended December 31, 1999, 1998, and 1997, in conformity with generally accepted accounting principals.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has had no sales and suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management plans in regards to these matters are also described in Note F. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             Bendinger & Company

                                             /s/ Bendinger & Company
                                             --------------------------
                                             Certified Public Accountants
                                             Walnut Creek, California

                                E-BIDD.COM, INC.
                      (FORMERLY IMAGE PHOTO SYSTEMS, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                 BALANCE SHEETS

--------------------------------------------------------------------------------



                                                                            December 31

                                                                   1999                           1998
                                                                   ----                           ----
ASSETS

CURRENT ASSETS

     Cash                                                  $                 7,824      $                      -
                                                         -------------------------      ------------------------
TOTAL CURRENT ASSETS                                                         7,824                             -
                                                         -------------------------      ------------------------
TOTAL ASSETS                                               $                 7,824      $                      -
                                                         =========================      ========================

CURRENT LIABILITIES                                        $                 5,000        $               14,925
-------------------                                      -------------------------      ------------------------
     Accounts payable and
     accrued expenses                                                        5,000                        14,925
     TOTAL CURRENT LIABILITIES                                               5,000                        14,925
                                                         -------------------------      ------------------------
STOCKHOLDERS' EQUITY (DEFICIT) (Note D)
---------------------------------------
Common stock, par value $.001; 100,000,000                                  16,621                            31
shares authorized; issued and outstanding
16,620,778 and 30,788 at December 31, 1999 and
1998, respectively.
Additional paid in capital                                               2,480,165                     2,273,155
Deficit at inception date                                                (746,875)                     (746,875)
Accumulated deficit during the development stage                       (1,747,087)                   (1,541,236)
                                                         -------------------------      ------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                         2,824                        14,925
TOTAL LIABILITIES AND STOCKHOLDERS'                        $                 7,824      $                      -
EQUITY                                                   =========================      ========================





                        See Notes to Financial Statements

                                E-BIDD.COM, INC.
                      (FORMERLY IMAGE PHOTO SYSTEMS, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
               Years ended December 31, 1999, 1998, and 1997, and
                            the period March 1, 1994
           (inception of the development stage), to December 31, 1998
--------------------------------------------------------------------------------




                                                                                                  Period from March 1,
                                            Year Ended December 31                                1994 (inception of the
                                                                                                  development stage)
                                         1999                1998                 1997            through Dec. 31, 1998
                                   ----------------    -----------------    ----------------     -----------------------
COSTS AND EXPENSES
Personnel Costs                        $     30,058           $  207,625        $    81, 424                $    369,172
Occupancy Costs                              21,769               31,749              26,333                      79,861
Professional Fees                           188,238               77,132              25,008                    292, 178
Computer Costs                                9,300                8,529               6,385                     24, 214
Marketing                                         -                  721               8,530                       9,251
Travel                                       34,341                5,733               5,478                      46,552
Consulting                                   72,560                    -                   -                      72,560
Interest and Bank Charges                       478                  651               3,266                       4,715
Office Supplies                               3,991                  514               2,616                       7,121
Communication                                53,491                8,964               3,673                      64,128
Insurance                                    20,317                  697                 744                      21,758
Miscellaneous                                   547                6,791               2,261                       9,599
Transfer Fees                                 3,770                3,980                   -                       7,750
Depreciation and                                  -               14,056               5,155                      19,211
Amortization
Bad Debt Expense                                  -                5,400                   -                       5,400
Website/Internet Expense                     63,094                    -               8,262                      71,346
                                   ----------------    -----------------    ----------------  -- -----------------------
TOTAL EXPENSES                              501,954              370,742             180,145                   1,104,806
                                   ================    =================    ================     =======================

                            (CONTINUED ON NEXT PAGE)

                        See Notes to Financial Statements

                                E-BIDD.COM, INC.
                      (FORMERLY IMAGE PHOTO SYSTEMS, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT (continued) Years ended December
                          31, 1999, 1998, and 1997, and
                            the period March 1, 1994
           (inception of the development stage), to December 31, 1998
--------------------------------------------------------------------------------




                                                                                                 Period from March 1, 1994
                                            Year Ended December 31                               (inception of the development
                                                                                                 stage) through Dec. 31, 1998
                                         1999                1998                 1997
                                   ----------------    -----------------    ----------------     -----------------------
OTHER INCOME (LOSS)
(Notes D and E)
Dissolution of Corp Reports                       -            (503,507)                   -                   (503,507)
Other                                       296,103            (441,000)               6,123                   (138,774)
                                   ----------------    -----------------    ----------------     -----------------------
                                            298,103            (944,507)               5,123                   (642,281)
NET EARNINGS (LOSS)                       (205,851)          (1,315,249)           (174,022)                 (1,747,087)
ACCUMULATED DEFICIT:
Beginning                               (2,288,111)            (972,862)           (798,840)                   (746,875)
                                   ----------------    -----------------    ----------------     -----------------------
Ending                                $ (2,493,962)        $ (2,288,111)         $ (972,882)             $   (2,493,962)
                                   ================    =================    ================     =======================
BASIC AND DILUTED                            ($.07)               ($.05)              ($.03)
LOSS PER SHARE (Note A)            ================    =================    ================


















                             See Notes to Financials

                                E-BIDD.COM, INC.
                      (FORMERLY IMAGE PHOTO SYSTEMS, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                           Period from March 1, 1994
           (inception of the development stage), to December 31, 1998

--------------------------------------------------------------------------------


                                  Common Stock                                  Existing deficit        Deficit
                        ---------------------------------                       at inception of       Accumulated          Total
                           Number of                         Additional Paid      development        during devel-     Stockholders'
                            Shares            Amount         Paid in Capital         stage            opment stage        Equity
                        --------------    ---------------     --------------    ----------------    ----------------   -------------
BEGINNING
BALANCE
at inception of                    201    $             -        $   746,875      $    (746,875)    $                -  $          -
development,
March 1, 1994

Shares issued                      720                  1              1,799

Net loss for period                                                                                          (1,800)
ending 12/31/94

BALANCES
                        --------------    ---------------     --------------    ----------------    ----------------    ------------
December 31,                       921                  1            748,674           (746,875)             (1,800)               -
1994

Shares issued
                                                                                                                   -
Net loss for period
ending 12/ 31/95

BALANCES
                        --------------    ---------------     --------------    ----------------    ----------------    ------------
December 31,                       921                  1            748,674           (746,875)             (1,800)               -
1995

Shares issued
                       90                  -             28,500
Net loss for period                                                                                         (50,165)
ending 12/31/96

BALANCES
                        --------------    ---------------     --------------    ----------------    ----------------    ------------
December   31,                   1,011                  1            777,174           (746,875)            (51,965)        (21,665)
1996

Shares issued                   14,492                 15            258,536

Net loss for period                                                                                        (174,022)
ending 12/13/997

                            (CONTINUED ON NEXT PAGE)

                             See Notes to Financials

                                E-BIDD.COM, INC.
                      (FORMERLY IMAGE PHOTO SYSTEMS, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                  STATEMENT OF STOCKHOLDERS' EQUITY (continued)
                            Period from March 1, 1994
           (inception of the development stage), to December 31, 1998

--------------------------------------------------------------------------------

                                  Common Stock                                  Existing deficit        Deficit
                        ---------------------------------                       at inception of       Accumulated          Total
                           Number of                         Additional Paid      development        during devel-     Stockholders'
                            Shares            Amount         Paid in Capital         stage            opment stage        Equity
                        --------------    ---------------     --------------    ----------------    ----------------   -------------
BALANCES
                        --------------    ---------------     --------------    ----------------    ----------------   -------------
December 31,                    15,503                16           1,035,710           (746,875)            (225,987)         62,864
1997

Shares issued                   15,275                15           1,237,445

Net loss for period                                                                                       (1,315,249)
ending 12/31/98

BALANCES
                        --------------    --------------      --------------    ----------------    ----------------   -------------
December 31,                    30,778                31           2,273,155           (746,875)          (1,541,236)       (14,925)
1998

Shares issued               16,590,000            16,590             207,010

net loss for period                                                                                         (205,851)
ending 12/31/99

BALANCES
                        --------------    --------------      --------------    ----------------    ----------------   -------------
December 31,                $1,620,778           $16,521          $2,480,165          $(746,875)        $(1,747,087)          $2,824
1999                    ==============    ===============     ==============    ================    ================   =============


The Company also had other non-cash investing and financing activities:

                                  Year Ended December 31
                                  ----------------------
                         1999             1998           1997
                         ----             ----           ----

Conversion of debt
to common stock         $   0            $    0        343,549
                        =====            ======        =======






                        See Notes to Financial Statements

                                E-BIDD.COM, INC.
                      (FORMERLY IMAGE PHOTO SYSTEMS, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                             STATEMENT OF CASH FLOWS
               Years ended December 31, 1999, 1998, and 1997, and
                            the period March 1, 1994
           (inception of the development stage), to December 31, 1998
--------------------------------------------------------------------------------


                                                            Year Ended December 31                    Period from March 1,
                                                            ---------------------                     1994 (Inception of the
                                                                                                      development stage)
                                              1999                 1998                1997           though Dec. 31 1999
                                        -----------------    ----------------    -----------------    --------------------
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net earnings (loss)                           $ (205,851)       $ (1,315,249)          $ (174,022)         $   (1,747,087)

Adjustment to reconcile net
earnings (loss) to net cash used by
operating activities

Depreciation and amortization                           -              14,056                5,155                  19,211

Abandonment of furniture and                            -              30,809                    -                  30,809
office equipment

Write-off goodwill                                      -             464,831                    -                 464,831

CHANGES IN CURRENT
ASSETS AND CURRENT
LIABILITIES:

(Increase) decrease in current
assets:

Accounts receivable                                     -               3,500              (3,500)                       -

(Increase) decrease in current
liabilities

Accounts payable and accrued                      (9,925)            (40,328)               46,573                   5,000
expenses

                                        -----------------    ----------------    -----------------    --------------------
NET CASH USED FOR                               (215,776)           (842,381)            (125,794)             (1,227,236)
OPERATING ACTIVITIES                    -----------------    ----------------    -----------------    --------------------

                            (CONTINUED ON NEXT PAGE)

                                E-BIDD.COM, INC.
                      (FORMERLY IMAGE PHOTO SYSTEMS, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                       STATEMENT OF CASH FLOWS (Continued)
               Years ended December 31, 1999, 1998, and 1997, and
                            the period March 1, 1994
           (inception of the development stage), to December 31, 1998
--------------------------------------------------------------------------------


                                                            Year Ended December 31                    Period from March 1,
                                                            ---------------------                     1994 (Inception of the
                                                                                                      development stage)
                                              1999                 1998                1997           though Dec. 31 1999
                                        -----------------    ----------------    -----------------    --------------------
CASH FLOWS FROM
INVESTING ACTIVITIES:
Acquisition of furniture and                           -                   -           (50,020)                   (50,020)
equipment

(Increase) decrease Security                           -               7,839            (7,289)                          -
Deposit
(Purchase) of goodwill                                                                (464,831)                  (464,831)
                                        ----------------    ----------------     --------------       --------------------
NET CASH (USED) FOR                                    -               7,839          (522,140)                  (514,851)
INVESTING ACTIVITIES
                                        ----------------    ----------------     --------------       --------------------
CASH FLOWS FROM
FINANCING ACTIVITIES:
Issuance (repayment) of notes                          -           (398,490)            398,490                          -
payable

Sale of common stock                             223,600           1,237,460            258,551                  1,749,911
Common stock subscriptions                             -                   -           (14,000)                          -
                                        ----------------    ----------------     --------------       --------------------
NET CASH PROVIDED BY                             223,600             838,970            643,041                  1,749,911
FINANCING ACTIVITIES
                                        ----------------    ----------------     --------------       --------------------
NET INCREASE (DECREASE)                            7,824               4,428            (4,893)                    (7,824)
IN CASH
CASH, beginning of period                              -             (4,428)                465                          -
                                        ----------------    ----------------     --------------      --------------------
CASH, end of period                       $        7,824    $                 -    $    (4,428)       $              7,824
                                        ================    ================     ==============       ====================





                            (CONTINUED ON NEXT PAGE)

                             See Notes to Financials

                                E-BIDD.COM, INC.
                      (FORMERLY IMAGE PHOTO SYSTEMS, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      STATEMENT OF CASH FLOWS (Continued)
               Years ended December 31, 1999, 1998, and 1997, and
                            the period March 1, 1994
           (inception of the development stage), to December 31, 1998
--------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURE:

No significant amounts of interest or taxes were paid during the periods shown above.

The Company purchased the following assets and assumed the following liabilities in connection with the acquisition described in Note D. The above statement of Cash Flows for the year ended December 31, 1997 are net of the assets and liabilities acquired in the acquisition.

                  Current Assets                     $6,696
                  Office furniture and equipment     46,185
                  Security deposit                    7,289
                                                 ----------
                                                    $60,170

                  Accrued liabilities                $10,450
                  Notes payable                      503,907
                                                     -------
                                                    $514,357

                        See Notes to Financial Statements

                                E-BIDD.COM, INC.
                      (FORMERLY IMAGE PHOTO SYSTEMS, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                         NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


NOTE A- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------

Organization

In 1999, the officers and directors associated with the acquisition of the restricted common stock in February 1998, by A. J. Alda & Associates resigned and the remaining officers and directors are attempting to resurrect the Company. In September, 1999, the Company changed its name to E-BIDD.com, Inc.

The Company's principal business, at present, is a banner auction Internet site currently under development. When completed the site will allow the auction of banner ads on a person-to-person and business-to-business basis. Because the Company is in the development stage, the accompanying financial statements should not be regarded as typical for normal operating periods.

Summary of Significant Accounting Principals

a.  Accounting estimates

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

b.  Basic earnings per share

Basic earnings (loss) per share have been calculated in conformity with Financial Accounting Standards Board Statement No. 128 "Earnings Per Share." The Company has a simple capital structure with no significant potential common shares. Basic earnings (loss) per share is calculated weighted on the average number of common shares outstanding each year (1999 - 2,790,647; 1998 - 16,635; 1997 - 8,257).

                                E-BIDD.COM, INC.
                      (FORMERLY IMAGE PHOTO SYSTEMS, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                         NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


NOTE A- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------
(continued)

Summary of Significant Accounting Principals (Continued)

c.  Going Concern

The Company has had no sales and suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. However, the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

d.  Office furniture and equipment

Office furniture and equipment purchases are capitalized and the cost depreciated over the estimated useful lives of the related assets, generally five to seven years. Office furniture and equipment abandoned is written off at the time of the abandonment.

e.  Issuance of Common Stock

The issuance of common stock for other than cash is recorded by the Company at management's estimate of the fair value of the assets acquired or services rendered.

f.  Income taxes

In 1999 and 1998 only the minimum state taxes were paid. The Company has net operating loss carryforwards of approximately $2,100,000 which will expire in 2013 and 2014.

g.  Functional Currency

The financial statements are stated in U.S. Dollars which is the functional currency of the Company.

                                E-BIDD.COM, INC.
                      (FORMERLY IMAGE PHOTO SYSTEMS, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                         NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


NOTE A- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------
(continued)

Summary of Significant Accounting Principals (Continued)

h.  Deferred tax assets

Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting and tax purposes. The tax effect of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109 and consist primarily of net operating loss carryforwards amounting to approximately $2,100,000. Because of the uncertainty of utilizing the net operating loss carryforward, a valuation allowance of the maximum has been provided against the tax deferred asset.

NOTE B - NOTES PAYABLE

The Notes Payable at December 31, 1997 which amounted to $398,490 were terminated as of August 1998.

NOTE C - COMMON STOCK

In 1999 the Company executed a 1000 for 1 reverse stock split. This stock split has been reflected retroactively in the financial statements and in the notes thereto.

                                E-BIDD.COM, INC.
                      (FORMERLY IMAGE PHOTO SYSTEMS, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                         NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


NOTE D - ACQUISITION OF CORP REPORTS.COM, INC.  (CORP REPORTS)
--------------------------------------------------------------

In September 1997, the Company exchanged 3,500 shares of its restricted common stock for all of the outstanding common stock of Corp Reports.com, Inc. The acquisition has been included in the accompanying consolidated financial statements since the effective date of acquisition was September 30, 1997. The amortized assets and liabilities of the purchased company are stated at fair value as of September 30, 1997 are as follows:

Cash                                                      $3,856

Other Current Assets                                       6,696

Office furniture and equipment                            46,185
(net)
Security deposit                                           7,289
                                             -------------------
                                                         $64,026
                                             -------------------
Accrued liabilities                                      $10,450

Due to parent                                             11,000

Notes payable                                            503,907
                                             -------------------
                                                         525,537
                                             -------------------
Capital Stock                                              3,080

Accumulated deficit                                    (464,411)
                                             -------------------
                                                         $64,026
                                             ===================

Any remaining balances in these accounts were written-off as of August 31, 1998 as further explained in Note A.

                                E-BIDD.COM, INC.
                      (FORMERLY IMAGE PHOTO SYSTEMS, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                         NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


NOTE E - OTHER INCOME

The other income for the year ended December 31, 1999 arose from the forgivness of certain indebtedness to an unrelated stockholder.

NOTE F - SUBSEQUENT EVENTS

Subsequent to year end the Company completed a private placement offering in the amount of $860,000. Management intends to uses the offering proceeds for working capital purposes. Management believes the offering will provide sufficient working capital for the coming year.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

The Company has had no changes in or disagreements with its accountants in its two most recent fiscal years or any later interim period.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL

                  PERSONS

E-bidd's directors hold office until the annual meeting of shareholders next held after their election. The Officers and Directors of e-bidd as of March 31, 2000 are as follows:

Name                       Age     Position
----                       ---     --------

Raymond Dabney             35      President, Chief Executive Officer and
                                   Director

Gord Woodward              40      Vice President, Chief Information Officer and
                                   Director

Brian Walker               39      Director

Meir Kahtan                42      Director

Raymond Dabney was appointed President, CEO, and director of e-bidd on October 25, 1999. From 1990 to present, Raymond Dabney has been the President and CEO of Command Communications, Inc. of Vancouver, British Columbia. From 1991 to 1993 Mr. Dabney acted as the Western Regional General Manager of Unitel Communications of Vancouver, British Columbia and from 1989 to 1991 Mr. Dabney was an Inside Sales Manager for Morgan Whitney Tradining Group of Venice Beach, California.

Gord Woodward was appointed Vice President, Chief Information Officer and a Director of e-bidd on February 11, 2000. Mr. Woodward brings a breadth of experience in running communication and development companies in both the public and private sectors, including 10 years of experience in a executive management position with Thompson Newspaper Group. Mr. Woodward has a degree from B.C. Institute of Technology and is currently applying for his Masters Degree. From 1994 to present he has been the founder and President of Enlightening Communications. From 1997 to present he has been a faculty member in the training and development division of Malaspina University-College. From 1994 to 1998 Mr. Woodward was a consultant for Island Publishers Newspapers and from 1997 to 1994 he was the managing editor for Thompson Newspapers, Island Publishers, and Westpres Publications.

Brian Walker was appointed as a Director of e-bidd on February 11, 2000. Mr. Walker has over fifteen years of experience at handling corporate mergers and management responsibilities. Director of Helijet Airways for the past 24 years, a company with $14 million a year in revenue. Mr. Walker's responsiblities at Helijet Airways include being a member of the Audit Committee, sales and marketing, and working with an active board. Moreover, Mr. Walker's experience at Helijet Airways includes several acquisitions and integration of related businesses. Mr. Walker has also been the president of several private companies in the leasing and office supply industries. Mr. Walker's acquisitions and financing background, along with his extensive contact base in the business world, will help expedite e-bidd's long term objectives.

Meir Kahtan was appointed as a Director of e-bidd on February 7, 2000. Mr. Kahtan has over fifteen years of industry experience in the world of public relations and advertising. He has initiated ad campaigns and media coverage for countless financial, high technology, medical, legal, and real estate clients, and as a provider of advertising and public relations services, was a forefront of the movement to the web. Mr. Kahtan heads up a public relations department at Miller Advertising, a major New York agency, with which he has enjoyed a long and fruitful association.

ITEM 10.    EXECUTIVE COMPENSATION

The following table provides summary information for the years 1997, 1998, and 1999 concerning cash and noncash compensation paid or accrued by e-bidd to or on behalf of the president and the only other employee(s) to receive compensation in excess of $100,000.

                                            SUMMARY COMPENSATION TABLE

                           Annual Compensation                         Long Term Compensation
                                                                        Awards         Payout

                                                               Restricted    Securities
Name and                                         Other Annual    Stock       Underlying       LTIP      All Other
Principal          Year      Salary     Bonus    Compensation   Award(s)      Options         payouts   Compensation
Position           ($)        ($)         ($)                                   SARs(#)         ($)          ($)
---------------------------------------------------------------------------------------------------------------------------------

Ray               1998      36,000        -           -            -        20,000,000(5)      -            -
Matthews          1997          -         -           -            -             -             -            -
President,        1996          -         -           -            -             -             -            -
former CEO, and
Director

Raymond Dabney    1999      10,000
current President
CEO and Director

Compensation of Directors

There is no plan in place at this time for e-bidd's directors to be compensated.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

                  MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of e-bidd as of March 31, 2000, by each shareholder who is known by e-bidd to beneficially own more than 5% of the outstanding Common Stock, by each director, and by all executive officers and directors as a group.

--------

(5) Mr. Dabney received the 20,000,000 shares in consideration for creating and implementing e-bidd's Extended Business Model.



  Title of Class             Name and Address of                  Amount and nature of             Percent of Class
                            Beneficial Ownership                  Beneficial Ownership

      Common                   Raymond Dabney                          17,395,000                        47.3%
       Stock              555 West Hastings Street,
                                  Suite 800
                           Vancouver, B.C., Canada
                                   V6B 4N5

        N/A                     Gord Woodward                             None                            0%
                          555 West Hastings Street,
                                  Suite 800
                           Vancouver, B.C., Canada
                                   V6B 4N5

        N/A                     Brian Walker                              None                            0%
                          555 West Hastings Street,
                                  Suite 800
                           Vancouver, B.C., Canada

                                   V6B 4N5

      Common                     Meir Kahtan                           2,600,000                         7.07%
       Stock              555 West Hastings Street,
                                  Suite 800
                           Vancouver, B.C., Canada
                                   V6B 4N5

      Common                   Laurier Limited                         10,000,000                       27.19%
       Stock                 Suite E Regal House
                            Gibraltar, Gibraltar

      Common             All Executive Officers and                    19,995,000                       54.37 %
       Stock                Directors as a Group
                                 (4 persons)


ITEM 12.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July, 29, 1999, e-bidd entered into an Agreement with Laurier Limited whereby e-bidd gained exclusive rights to its Auction and Ad serving Software from Laurier Limited, in exchange for 10,000,000 restricted shares of e-bidd's common stock valued at $9,000.

On November 12, 1999, e-bidd entered into an agreement with Meir Kahtan, (a director of e-bidd) Public Relations, a division of Miller Advertising Agency, Inc. The agreement will provide e-bidd with promotional and business consulting and a public relations campaign. The agreement calls for the payment of $5,000 a month to Mr. Kahtan as compensation for his services in this capcity. The term of this agreement commenced March 8, 2000, and may be cancelled at any time by either party upon 60 days prior notice.

On March 1, 2000, in a unanimous board meeting vote, with Mr. Raymond Dabney abstaining, the board approved the issuance of 20,000,000 restricted shares of e-bidd's common stock to Raymond Dabney in exchange for the Extended Business Model of e-bidd.com. The Extended business model is to include a full range of media services via a brand new Internet media supersite including assembling the partners and technology that would enable e-bidd to engage in the business of selling conventional media advertising space, online advertising, and advertising agency and public relations services via a new Internet website.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 23 of this Form 10-KSB, which is incorporated herein by reference.

(b) Reports on Form 8-K: During the year 1999, the Company did not file any Form 8-K's.









                      [THIS SPACE LEFT BLANK INTENTIONALLY]

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Form 10- KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of April, 2000.

                                            E-bidd.com, Inc.

                                            /s/  Raymond Dabney
                                            -------------------------
                                            Name: Raymond Dabney
                                            Title: President, CEO and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                          Date
---------                  -----                          ----

/s/ Raymond Dabney
------------------
Raymond Dabney             President and Director          April 13, 2000.



-----------------
Gord Woodward              Vice President and Director     April ____, 2000.



-----------------
Brian Walker               Director                        April ____, 2000.



-----------------
Meir Kahtan                Director                        April ____, 2000.

ITEM 2.           DESCRIPTION OF EXHIBITS.

INDEX TO EXHIBITS

Exhibit

No.       Page No.  Description
---       --------  -----------

2(a)        *       Articles of Merger and Plan and of Merger, Port Industries,
                    Inc. March 1,1994. (Incorporated by reference filed with the Company's Form 10-SB/A-2 on March 29, 2000).

2(b)        *       Stock Purchase Agreement dated September 20, 1996. (Digital
                    Reporting, Inc. acquire s all of the issued and outstanding shares of R&D Industries, Inc.). (Incorporated by reference filed with the Company's Form 10-SB/A-2on March 29, 2000).

2(c)        *       Digital Reporting, Inc. Board Resolution dated September 3,
                    1997, authorizing the acquisition of all the outstanding stock of Cyberguides, Inc. (Incorporated by reference filed with the Company's Form 10-SB/A-2 onMarch 29, 2000).

3(i)(a)     *       Articles of Incorporation of Port Industries, Inc.
                    (Incorporated  by  reference filed with the  Company's Form
                    10-SB/A-2 on March 29, 2000).

3(i)(b)     *       Articles of Amendment Of Articles Of Incorporation  Of Port
                    Industries, Inc. dated October 28, 1969 authorizing total number of shares to be 30,000 at $10.00 each. (Incorporated by reference filed with the Company's Form 10-SB/A-2 on March 29, 2000).

3(i)(c)     *       Articles of Amendment Of Articles Of  Incorporation Of Port
                    Industries, Inc. dated March 6, 1972 authorizing the number of shares to be 1,000,000 at $.10 each. (Incorporated by reference filed with the Company's Form 10-SB/A-2 on March
                    29, 2000).

3(i)(d)     *       Minnesota  Secretary  Of State  Amendment  Of  Articles  Of
                    Incorporation (Digital Reporting Inc. changes its name to Cyberguides International, Inc., September 30, 1997).
                    (Incorporated by reference filed with the Company's Form
                    10-SB/A-2 on March 29, 2000).

3(i)(e)     *       Minnesota Secretary Of State Amendment  Of  Articles  Of
                    Incorporation (Cyberguides International, Inc., changes its name to AJA Merchant Banking Corporation February 10, 1998).
                    (Incorporated by  reference  filed with the  Company's Form
                    10-SB/A-2 on March 29, 2000).

3(i)(f)      *      Minnesota  Secretary  Of  State  Amendment Of Articles  Of
                    Incorporation   (AJA  Merchant Banking  Corporation  changes
                    its  name  to Image Photo Systems, Inc. December 3, 1998).
                    (Incorporated  by  reference  filed with the Company's Form
                    10-SB/A-2 on March 29, 2000).

3(i)(g)     *       Minnesota  Secretary Of  State  Amendment  Of  Articles Of
                    Incorporation (Image Photo systems, Inc. changes its name to e-bidd.com, Inc., September 16, 1999). (Incorporated by reference filed with the Company's Form 10-SB/A-2 on March 29, 2000).

3(i)(h)     *       Articles Of Incorporation  Of  Image  Photo  Systems, Inc.
                    (Incorporated byreference filed  with the  Company's  Form
                    10-SB/A-2 on March 29, 2000).

3(ii)(a)    *       By-Laws of Port Industries, Inc.  (Incorporated by reference filed with theCompany's Form 10-SB/A-2 on March 29, 2000).

3(ii)(b)    *       By-laws of  Image  Photo  Systems,  Inc.  (Incorporated by reference filed with the Company's Form  10-SB/A-2 on March
                    29, 2000).

23          22      Consent of Independent Public Accountant, dated March 15,
                    2000.

Material Contracts

Exhibit

No.       Page No.  Description
---       --------  -----------

6(a)          *     Agreement, dated July 29, 1999, between e-bidd.com, Inc. and
                    Laurier Limited. (Incorporated by reference filed with the Company's Form 10-SB/A-2 on March 29, 2000).

10(i)         *     Benefit  Plan  dated  October 15, 1999.  (Incorporated  by reference filed with the Company's Form 10-SB/A-2  on March
                    29, 2000).

10(ii)        23    Management Agreement between Meir Kahtan and e-bidd.com,
                    Inc.dated March 15, 2000.

27            *     Financial Data Schedule "CE"