Form 10KSB/A
period 1999-12-31
E BIDD COM INC
filed 2000-05-08
CIK 1097068

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB / A

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
    (State or Other Jurisdiction of                  (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)


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

                                TABLE OF CONTENTS

                                                                        Page No.
                                     PART I

Item 1.       Description of Business..........................................1

Item 2.       Description of Property Management's Discussion
              and Analysis or Plan of Operation...............................10

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

The table below sets forth the high and low sales prices for e-bidd's Common Stock for each quarter of 1998 and 1999. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

                                    Quarter           High              Low
                                    -------           ----              ---

                  1998              First            2.5625            .6875
                  ----              Second(1)        1.1875            .31
                                    Third             .8675            .13
                                    Fourth            .3               .125


                                    Quarter           High              Low
                                    -------           ----              ---

                  1999              First(2)          .33              .027
                  ----              Second(3)         .046875          .022
                                    Third(4)         8.625             .035
                                    Fourth           2.63              .252

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

------------------------
     (1) On May 31, 1997, e-bidd's common stock reverse split on a one to four basis.
     (2) On March 24, 1999, e-bidd's common stock reverse split on a one to ten basis.
     (3) On April 5, 1999, e-bidd's common stock reverse split on a one to ten basis.
     (4) On July 8, 1999, e-bidd's common stock reverse split on a one to one hundred basis.

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

Losses

Net losses for the year ended December 31, 1999, decreased to $217,934 from $1,315,249 for the year ended December 31, 1998, a decrease of 83%. The decrease in losses was attributable to the write-off of all the assets of Corp Reports.com, Inc. in 1998 with no similar write-offs occurring in 1999.

E-bidd expects to continue to incur losses at least through fiscal year 2000 and there can be no assurance that e-bidd will achieve or maintain profitability or that revenues will be generated or that growth can be sustained in the future.

Expenses

Selling, general and administrative expenses for the year ended December 31, 1999, increased to $514,037 from $370,742 for the year ended December 31, 1998, an increase of 39%. The substantial increase in selling general and administrative expenses were the result of various costs associated with start up expenses of e-bidd.

Depreciation and amortization expenses for the years ended December 31, 1999 and December 31, 1998 were $12,083 and $14,056, respectively.

B.   Liquidity and Capital Resources

Cash flows generated by operations were a negative $215,776 for the year ended December 31, 1999, and a negative $842,381 for the year ended December 31, 1998. The decrease in negative cash flows for the year ended December 31, 1999 are primarily attributable to the discontinuation of Corp Reports, Inc. start-up and the subsequent discontinuation of its operations in 1998.

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

D.   Income Tax Expense (Benefit)

E-bidd has net operating loss carry forwards of approximately $2,100,000 which will expire in 2013 and 2014.

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









                     [THIS SPACE LEFT BLANK INTENTIONALLY]

                                E-BIDD.COM, INC.
                      (FORMERLY IMAGE PHOTO SYSTEMS, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                     REPORT ON AUDIT OF FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                    CONTENTS

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

                                                 Bendinger & Company

                                                 /s/ Bendinger & Company
                                                 -----------------------
                                                 Certified Public Accountants
                                                 Walnut Creek, California

E-BIDD.COM, INC.
(FORMERLY IMAGE PHOTO SYSTEMS, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
BALANCE SHEETS

--------------------------------------------------------------------------------



                                                                            December 31

                                                                   1999                           1998
                                                                   ----                           ----
ASSETS

CURRENT ASSETS

     Cash                                                  $                 7,824      $                      -
                                                         -------------------------      ------------------------
TOTAL CURRENT ASSETS                                                         7,824                             -
                                                         -------------------------      ------------------------
OTHER ASSETS

    Software license

    Cost                                                                   290,000                             -
    Accumulated amortization                                              (12,083)                             -
                                                         -------------------------      ------------------------
    Net                                                                    277,917                             -
                                                         -------------------------      ------------------------
TOTAL ASSETS                                                 $             285,741      $                      -
                                                         -------------------------      ------------------------
CURRENT LIABILITIES

Accounts payable and accrued expenses                          $             5,000       $                14,925
                                                         -------------------------      ------------------------
     TOTAL CURRENT LIABILITIES                                               5,000                        14,925
                                                         -------------------------      ------------------------
STOCKHOLDERS' EQUITY (DEFICIT) (Note D)

Common stock, par value $.001; 100,000,000
shares authorized; issued and outstanding
16,620,778 and 30,788 at December 31, 1999 and
1998, respectively.                                                         16,621                            31
Additional paid in capital                                               2,770,165                     2,273,155
Deficit at inception date                                                (746,875)                     (746,875)
Accumulated deficit during the development stage                       (1,759,170)                   (1,541,236)
                                                         -------------------------      ------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       280,741                        14,925
TOTAL LIABILITIES AND STOCKHOLDERS'                          $             285,741      $                      -
EQUITY                                                   =========================      ========================




                        See Notes to Financial Statements

E-BIDD.COM, INC.
(FORMERLY IMAGE PHOTO SYSTEMS, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
Years ended December 31, 1999, 1998, and 1997, and the period March 1,1994 (inception of the development stage),to December 31,1999

--------------------------------------------------------------------------------




                                                                                                 Period from March 1,
                                            Year Ended December 31                               1994 (inception of the
                                                                                                 development stage)
                                         1999                1998                 1997           through Dec. 31, 1999
                                   ----------------    -----------------    ----------------     -----------------------
COSTS AND EXPENSES
Personnel Costs                        $     30,058           $  207,625        $    81, 424                $    369,172
Occupancy Costs                              21,769               31,749              26,333                      79,851
Professional Fees                           188,238               77,132              25,008                    292, 178
Computer Costs                                9,300                8,529               6,385                     24, 214
Marketing                                         -                  721               8,530                       9,251
Travel                                       34,341                5,733               6,478                      46,552
Consulting                                   72,560                    -                   -                      72,560
Interest and Bank Charges                       478                  951               3,286                       4,715
Office Supplies                               3,991                  514               2,616                       7,121
Communication                                53,491                6,964               3,673                      64,128
Insurance                                    20,317                  697                 744                      21,758
Miscellaneous                                   547                6,791               2,261                       9,599
Transfer Fees                                 3,770                3,980                   -                       7,750
Depreciation and
Amortization                                 12,083               14,056               5,155                      31,294
Bad Debt Expense                                  -                5,400                   -                       5,400
Website/Internet Expense                     63,094                    -               8,252                      71,346
                                   ----------------    -----------------    ----------------     -----------------------
TOTAL EXPENSES                              514,037              370,842             180,145                   1,116,889
                                   ================    =================    ================     =======================

                            (CONTINUED ON NEXT PAGE)

                        See Notes to Financial Statements

E-BIDD.COM, INC.
(FORMERLY IMAGE PHOTO SYSTEMS, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT (continued) Years ended December 31, 1999, 1998, and 1997, and the period March 1, 1994 (inception of the development stage), to December 31, 1999
--------------------------------------------------------------------------------




                                                                                                 Period from March 1,
                                            Year Ended December 31                               1994 (inception of the
                                                                                                 development stage)
                                         1999                1998                 1997           through Dec. 31, 1999
                                   ----------------    -----------------    ----------------     -----------------------
OTHER INCOME (LOSS)
(Notes D and E)
Dissolution of Corp Reports                       -            (503,507)                   -                   (503,507)
Other                                       296,103            (441,000)               6,123                   (138,774)
                                   ----------------    -----------------    ----------------     -----------------------
                                            296,103            (944,507)               6,123                   (642,281)
NET EARNINGS (LOSS)                       (217,934)          (1,315,249)           (174,022)                 (1,759,170)
ACCUMULATED DEFICIT:
Beginning                               (2,288,111)            (972,862)           (798,840)                   (746,875)
                                   ----------------    -----------------    ----------------     -----------------------
Ending                                $ (2,506,045)        $ (2,288,111)         $ (972,882)             $   (2,506,045)
                                   ================    =================    ================     =======================
BASIC AND DILUTED                            ($.07)               ($.05)              ($.03)
LOSS PER SHARE (Note A)            ================    =================    ================

















                             See Notes to Financials

E-BIDD.COM, INC.
(FORMERLY IMAGE PHOTO SYSTEMS, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENT OF STOCKHOLDERS' EQUITY
Period from March 1, 1994 (inception of the development stage), to December 31, 1999
--------------------------------------------------------------------------------


                                                                                Existing deficit     Deficit acc-
                                Common Stock                                     at inception of      umulated             Total
                           Number of                         Additional Paid       development       during devel-     Stockholders'
                           Shares             Amount            in Capital           stage           pment stage          Equity

BEGINNING
BALANCE

at inception of                    201    $             -        $   746,875      $    (746,875)    $              -    $          -
development,
March 1, 1994
Shares issued                      720                  1              1,799
Net loss for period                                                                                          (1,800)
ending 12/31/94
BALANCES

                        --------------    ---------------     --------------    ----------------    ----------------    ------------
December 31,                       921                  1            748,674           (746,875)             (1,800)               -
1994

Shares issued                                                                                                      -
Net loss for period
ending 12/ 31/95
BALANCES

                        --------------    ---------------     --------------    ----------------    ----------------    ------------
December 31,                       921                  1            748,674           (746,875)             (1,800)               -
1995

Shares issued                       90                  -             28,500
Net loss for period                                                                                         (50,165)
ending 12/31/96
BALANCES

                        --------------    ---------------     --------------    ----------------    ----------------    ------------
December   31,                   1,011                  1            777,174           (746,875)            (51,965)        (21,665)
1996

Shares issued                   14,492                 15            258,536

Net loss for period                                                                                        (174,022)
ending 12/13/97

                            (CONTINUED ON NEXT PAGE)

                             See Notes to Financials

E-BIDD.COM, INC.
(FORMERLY IMAGE PHOTO SYSTEMS, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENT OF STOCKHOLDERS' EQUITY (continued)
Period from March 1, 1994 (inception of the development stage), to December 31, 1999
--------------------------------------------------------------------------------

                                                                                 Existing deficit    Deficit acc-
                                 Common Stock                                     at inception of     umulated         Total
                           Number of                         Additional Paid      development        during devel-     Stockholders'
                           Shares             Amount           in Capital           stage            opment stage      Equity

BALANCES

                       ---------------    --------------    ----------------    ----------------    -----------------    -----------
December 31,
1997                            15,503                16           1,035,710           (746,875)            (225,987)         62,864
Shares issued                   15,275                15           1,237,445
Net loss for
period ending
12/31/98                                                                                                  (1,315,249)
BALANCES

                        --------------    --------------      ----------------    ----------------    -----------------  -----------
December 31,
1998                            30,778                31           2,273,155           (746,875)          (1,541,236)       (14,925)
Shares issued:
Shares issued to
acquire license             10,000,000            10,000             290,000
Shares issued for

cash                         6,590,000             5,590             207,010
net loss for period
ending 12/31/99                                                                                             (217,934)
BALANCES

                        --------------    ---------------     ----------------    ----------------    -----------------  -----------
December 31,               $16,620,778           $16,521          $2,770,165          $(746,875)         $(1,759,170)       $280,741
1999                    ===============   ===============     ================    ================    =================  ===========



The Company also had other non-cash investing and financing activities:

                                            Year Ended December 31
                                    -----------------------------------
                                    1999             1998              1997
                                    ----             ----              ----
Conversion of debt
to common stock                     $   -           $    -             343,549
                                    -----           ------

Shares issued to Acquire license    290,000              -                    -
                                    -------         ------           ----------

                                    290,000              -            $343,549
                                    =======         ======            ========


                        See Notes to Financial Statements

E-BIDD.COM, INC.
(FORMERLY IMAGE PHOTO SYSTEMS, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENT OF CASH FLOWS
Years ended December 31, 1999, 1998, and 1997, and
the period March 1, 1994 (inception of the development stage), to December 31, 1999
--------------------------------------------------------------------------------





                                                       Year Ended December 31
                                                       ---------------------                          Period from March 1, 1994
                                                                                                      (Inception of the development
                                              1999                 1998                1997           stage) though Dec. 31 1999
                                        -----------------    ----------------    -----------------    ------------------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net earnings (loss)                           $ (217,934)       $ (1,315,249)          $ (174,022)             $   (1,759,170)

Adjustment to reconcile net
earnings (loss) to net cash used by
operating activities

Depreciation and amortization                      12,083              14,056                5,155                      31,294

Abandonment of furniture and
office equipment                                        -              30,809                    -                      30,809

Write-off goodwill                                      -             464,831                    -                     464,831

CHANGES IN CURRENT
ASSETS AND CURRENT
LIABILITIES:

(Increase) decrease in current
assets:

Accounts receivable                                     -               3,500              (3,500)                           -
(Increase) decrease in current
liabilities

Accounts payable and accrued
expenses                                          (9,925)            (40,328)               46,573                       5,000
                                        -----------------    ----------------    -----------------    ------------------------
NET CASH USED FOR                               (215,776)           (842,381)            (125,794)                 (1,227,236)
OPERATING ACTIVITIES                    -----------------    ----------------    -----------------    ------------------------


                            (Continued on next page)

                        See Notes to Financial Statements

E-BIDD.COM, INC.
(FORMERLY IMAGE PHOTO SYSTEMS, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENT OF CASH FLOWS (Continued)
Years ended December 31, 1999, 1998, and 1997, and
the period March 1, 1994 (inception of the development stage), to December 31, 1999
--------------------------------------------------------------------------------




                                                                   Year Ended December 31
                                                                   ---------------------           Period from March 1, 1994
                                                                                                   (Inception of the development
                                              1999                1998               1997          stage) though Dec. 31 1999
                                        ----------------    ----------------    ---------------    -----------------------
CASH FLOWS FROM
INVESTING ACTIVITIES:
Acquisition of furniture and
equipment                                              -                   -           (50,020)                   (50,020)
(Increase) decrease Security
Deposit                                                -               7,839            (7,289)                          -
(Purchase) of goodwill                                                                (464,831)                  (464,831)
                                        ----------------    ----------------    ---------------    -----------------------
NET CASH (USED) FOR
INVESTING ACTIVITIES                                   -               7,839          (522,140)                  (514,851)
                                        ----------------    ----------------    ---------------    -----------------------
CASH FLOWS FROM
FINANCING ACTIVITIES:
Issuance (repayment) of notes
payable                                                -           (398,490)            398,490                          -
Sale of common stock                             223,600           1,237,460            258,551                  1,749,911
Common stock subscriptions                             -                   -           (14,000)                          -
                                        ----------------    ----------------    ---------------    -----------------------
NET CASH PROVIDED BY
FINANCING ACTIVITIES                             223,600             838,970            643,041                  1,749,911
                                        ----------------    ----------------    ---------------    -----------------------
NET INCREASE (DECREASE)
IN CASH                                            7,824               4,428            (4,893)                    (7,824)
CASH, beginning of period                              -             (4,428)                465                          -
                                        ----------------    ----------------    ---------------    -----------------------
CASH, end of period                       $        7,824    $                 -    $    (4,428)    $                 7,824
                                        ================    ================    ===============    =======================





                            (CONTINUED ON NEXT PAGE)

                             See Notes to Financials

E-BIDD.COM, INC.
(FORMERLY IMAGE PHOTO SYSTEMS, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENT OF CASH FLOWS (Continued)
Years ended December 31, 1999, 1998, and 1997, and
the period March 1, 1994 (inception of the development stage), to December 31, 1999
--------------------------------------------------------------------------------




SUPPLEMENTAL DISCLOSURE:
                                                                1999
                                                                ----
Noncash investing and financing activities
     License agreement acquired by issue of common stock      $290,000

No significant amounts of interest or taxes were paid during the periods shown above.

The Company purchased the following assets and assumed the following liabilities in connection with the acquisition described in Note D. The above statement of Cash Flows for the year ended December 31, 1997 are net of the assets and liabilities acquired in the acquisition.

                  Current Assets                     $6,696
                  Office furniture and equipment     46,185
                  Security deposit                    7,289
                                                 ----------
                                                    $60,170
                                                 ==========

                  Accrued liabilities               $10,450
                  Notes payable                     503,907
                                                 ----------
                                                   $514,357
                                                 ==========

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

b.  Basic earnings per share
----------------------------

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

e.  Software license

The software license is amortized on a straight line basis over its estimated useful life of 10 years.

f.  Issuance of Common Stock

The issuance of common stock for other than cash is recorded by the Company at management's estimate of the fair value of the assets acquired or services rendered.

g.  Income taxes

In 1999 and 1998 only the minimum state taxes were paid. The Company has net operating loss carryforwards of approximately $2,100,000 which will expire in 2013 and 2014.

h.  Functional Currency

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

i.  Deferred tax assets

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

In July 1999, the Company received $10,000 and issued 10,000,000 restricted shares of its common stock in exchange for the acquisition of rights to a software license. The Company accounted for this transaction as a sale of securities of $300,000 and valued the rights to the software accordingly at $290,000.

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

Raymond Dabney, was appointed President, CEO, and director of e-bidd on October 25, 1999. From 1990 to present, Raymond Dabney has been the President and CEO of Command Communications, Inc. of Vancouver, British Columbia. From 1991 to 1993 Mr. Dabney acted as the Western Regional General Manager of Unitel Communications of Vancouver, British Columbia and from 1989 to 1991 Mr. Dabney was an Inside Sales Manager for Morgan Whitney Tradining Group of Venice Beach, California.

Gord Woodward, was appointed Vice President, Chief Information Officer and a Director of e-bidd on February 11, 2000. Mr. Woodward brings a breadth of experience in running communication and development companies in both the public and private sectors, including 10 years of experience in a executive management position with Thompson Newspaper Group. Mr. Woodward has a degree from B.C. Institute of Technology and is currently applying for his Masters Degree. From 1994 to present he has been the founder and President of Enlightening Communications. From 1997 to present he has been a faculty member in the training and development division of Malaspina University-College. From 1994 to 1998 Mr. Woodward was a consultant for Island Publishers Newspapers and from 1997 to 1994 he was the managing editor for Thompson Newspapers, Island Publishers, and Westpres Publications.

Brian Walker, was appointed as a Director of e- bidd on February 11, 2000. Mr. Walker has over fifteen years of experience at handling corporate mergers and management responsibilities. Director of Helijet Airways for the past 24 years, a company with $14 million a year in revenue. Mr. Walker's responsiblities at Helijet Airways include being a member of the Audit Committee, sales and marketing, and working with an active board. Moreover, Mr. Walker's experience at Helijet Airways includes several acquisitions and integration of related businesses. Mr. Walker has also been the president of several private companies in the leasing and office supply industries. Mr. Walker's acquisitions and financing background, along with his extensive contact base in the business world, will help expedite e-bidd's long term objectives.

Meir Kahtan, was appointed as a Director of e-bidd on February 7, 2000. Mr. Kahtan has over fifteen years of industry experience in the world of public relations and advertising. He has initiated ad campaigns and media coverage for countless financial, high technology, medical, legal, and real estate clients, and as a provider of advertising and public relations services, was a forefront of the movement to the web. Mr. Kahtan heads up a public relations department at Miller Advertising, a major New York agency, with which he has enjoyed a long and fruitful association.

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

                                            SUMMARY COMPENSATION TABLE

                           Annual Compensation                         Long Term Compensation
                                                                        Awards         Payout

                                                               Restricted   Securities
Name and                                         Other Annual    Stock       Underlying       LTIP      All Other
Principal          Year      Salary     Bonus    Compensation   Award(s)      Options         payouts   Compensation
Position           ($)        ($)         ($)                                   SARs(#)         ($)          ($)
---------------------------------------------------------------------------------------------------------------------------------

Ray               1998     36,000         -           -            -        20,000,000(5)      -            -
Matthews          1997          0         -           -            -             -             -            -
President,        1996          0         -           -            -             -             -            -
former CEO, and
Director

Raymond Dabney    1999     10,000
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

-----------------------

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

On November 12, 1999, e-bidd entered into an agreement with Meir Kahtan, (a director of e-bidd) Public Relations, a division of Miller Advertising Agency, Inc. The agreement will provide e-bidd with promotional and business consulting and a public relations campaign. The agreement calls for the payment of $5,000 a month to Mr. Kahtan as compensation for his services in this capacity. The term of this agreement commenced March 8, 2000, and may be canceled at any time by either party upon 60 days prior notice.

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

(b) Reports on Form 8-K: During the year 1999, the Company did not file any Form 8-K's.









                      [THIS SPACE LEFT BLANK INTENTIONALLY]

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Form 10- KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 4th day of May, 2000.

                                         E-bidd.com, Inc.

                                         /s/ Raymond Dabney
                                         ---------------------------
                                         Name: Raymond Dabney
                                         Title: President, CEO and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                          Date
---------                        -----                          ----
/s/ Raymond Dabney
------------------------
Raymond Dabney                   President and Director         May 4th, 2000.


/s/ Gord Woodward
------------------------
Gord Woodward                    Vice President and Director    May 4th, 2000.


/s/ Brian Walker
------------------------
Brian Walker                     Director                       May 4th, 2000.


/s/ Meir Kahtan
------------------------
Meir Kahtan                      Director                       May 4th, 2000.

ITEM 2.           DESCRIPTION OF EXHIBITS.

INDEX TO EXHIBITS

Exhibit
No.       Page No.   Description
-------   --------   -----------
2(a)        *        Articles of Merger and Plan and of Merger, Port Industries,
                     Inc. March 1, 1994. (Incorporated by reference filed with the Company's Form 10-SB/A-2 on March 29, 2000).

2(b)        *        Stock Purchase Agreement dated September 20, 1996. (Digital
                     Reporting, Inc. acquires all of the issued and outstanding shares of R&D Industries, Inc.). (Incorporated by reference filed with the Company's Form 10-SB/A-2on March 29, 2000).

2(c)        *        Digital Reporting, Inc. Board Resolution dated September 3,
                     1997, authorizing the acquisition of all the outstanding stock of Cyberguides, Inc. (Incorporated by reference filed with the Company's Form 10-SB/A-2 on March 29, 2000).

3(i)(a)     *        Articles of Incorporation of Port Industries, Inc.
                     (Incorporated by  referencefiled  with  the Company's Form
                     10-SB/A-2 on March 29, 2000).

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

3(i)(e)      *       Minnesota  Secretary Of  State  Amendment  Of  Articles Of
                     Incorporation (Cyberguides International, Inc., changes its name to AJA Merchant Banking Corporation February 10, 1998)
                     (Incorporated by reference filed with the Company's Form
                     10-SB/A-2 on March 29, 2000).

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
                     2000.

Material Contracts

Exhibit
No.       Page No.   Description
-------   -------    -----------

6(a)          *      Agreement,  dated July 29, 1999, between  e-bidd.com, Inc.
                     and Laurier Limited.  (Incorporated by reference filed with the Company's Form 10- SB/A-2 on March 29, 2000).

10(i)         *      Benefit Plan dated October 15, 1999.  (Incorporated by
                     reference filed with the Company's Form 10-SB/A-2 on March
                     29, 2000).

10(ii)        23     Management Agreement between Meir  Kahtan and  e-bidd.com,
                     Inc. dated March 15, 2000.

27            *      Financial Data Schedule "CE"