Form 10QSB
period 2000-03-31
E BIDD COM INC
filed 2000-05-19
CIK 1097068

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to . ------------ --------------


    Commission file number:33-24108D
                                ---------


                                E-BIDD.COM, INC.
                                ----------------
        (Exact name of small business issuer as specified in its charter)





        Minnesota                                       41-0951123
       -----------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)





      555 West Hastings Street, Suite 800, Vancouver, B. C., Canada V6B4N5
      --------------------------------------------------------------------
               (Address of principal executive office) (Zip Code)


                                 (888) 777-0658
                             ----------------------
                           (Issuer's telephone number)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes XX           No
                                        --


         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of March 31, 2000 was 40,880,778.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............2


                                     PART II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.............................4

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................4


SIGNATURES.....................................................................6

INDEX TO EXHIBITS..............................................................7











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART 1

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to E-bidd.com, Inc., a Minnesota corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2000 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-9 and are incorporated herein by this reference.






                      [THIS SPACE LEFT BLANK INTENTIONALLY]

E-BIDD.COM, INC.
(FORMERLY IMAGE PHOTO SYSTEMS, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
BALANCE SHEET (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2000 AND 1999

--------------------------------------------------------------------------------


                                                              March 31

ASSETS                                                 2000               1999
                                                     ------               -----
CURRENT ASSETS

Cash                                            $     536,944        $         -
Pre-paids and deposits                                 55,999                  -
                                                ----------------      ----------
TOTAL CURRENT ASSETS                                  623,038                  -
                                                ---------------       ----------
FIXED ASSETS

Furniture and equipment                                12,283                  -
Accumulated amortization                                 (614)                 -
                                                ---------------       ----------
Net                                                    11,669                  -
                                                ---------------       ----------
OTHER ASSETS

Software license                                      290,000                  -
Accumulated amortization                              (19,333)                 -
                                                ---------------       ----------
Net                                                   270,667                  -
                                                ---------------       ----------
TOTAL ASSETS                                    $     905,347                  -
                                                ===============       ==========
CURRENT LIABILITIES

Accounts payable and accrued expenses           $      56,706        $   14,925
                                                ---------------       ----------
TOTAL CURRENT LIABILITIES                              56,706            14,925
                                                ----------------      ----------
STOCKHOLDERS EQUITY (DEFICIT)
(NOTE B)

Common Stock, par value $.001; 100,000,000            40,881                 31
shares authorized; issued and outstanding
40,880,778 and 30,788 at March 31, 2000 and
1999, respectively.
Subscriptions receivable                              30,095                   -
Additional paid in capital                         4,997,905          2,273,155
Deficit at inception date                           (746,875)          (746,875)
Accumulated deficit during development stage      (3,443,243)        (1,541,236)
                                                 -------------      ------------
TOTAL STOCKHOLDERS' EQUITY                           848,668            (14,925)
                                                 -----------        ------------
(DEFICIT)
TOTAL LIABILITIES AND                          $     905,374         $        -
                                                 ===========        ============
STOCKHOLDERS' EQUITY


                        See Notes to Financial Statements


E-BIDD.COM, INC.
(FORMERLY IMAGE PHOTO SYSTEMS, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2000 AND 1999, AND
THE PERIOD MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE), TO MARCH 31, 2000

--------------------------------------------------------------------------------


                                                                    Period from March 1,
                                                                    1994 (inception of the
                                                                    development stage)
                                   Three Months Ended March 31      through March 31, 2000
                                      2000              1999
                               --------------     ---------------  ------------------------
COSTS AND EXPENSES
Personnel Costs                  $           -      $        -         $    369,172
Occupancy Costs                          2,091               -               81,942
Professional Fees                       50,672               -              342,850
Computer Costs                               -               -              24, 214
Marketing                                    -               -                9,251
Travel                                   9,738               -               56,335
Consulting                             194,340               -              266,900
Interest and Bank Charges                  647               -                5,362
Office Supplies                          1,533               -                8,654
Communication                            1,116               -               65,244
Insurance                               14,859               -               36,617
Miscellaneous                                -               -                9,599
Transfer Fees                                -               -                7,750
Depreciation and Amortization            7,864               -               39,158
Bad Debt Expense                             -               -                5,400
Website/Internet Expense             1,401,168               -            1,472,514
                               ---------------     -----------     ----------------
TOTAL EXPENSES                       1,684,073               -            2,800,962
                               ===============     ===========     ================




                            (CONTINUED ON NEXT PAGE)

                        See Notes to Financial Statements


E-BIDD.COM, INC.
(FORMERLY IMAGE PHOTO SYSTEMS, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENT OF OPERATIONS AND ACCUMULATED  DEFICIT  (UNAUDITED)  (Continued) THREE
MONTHS ENDED MARCH 31, 2000 AND 1999, AND THE PERIOD MARCH 1, 1994 (INCEPTION OF
THE DEVELOPMENT STAGE), TO MARCH 31, 2000

--------------------------------------------------------------------------------


                                                                     Period from March 1,
                                                                     1994 (inception of the
                                                                     development stage)
                                   Three Months Ended March 31       through March 31, 2000
                                     2000           1999
                               ---------------   --------------- ----------------------
OTHER INCOME (LOSS)
Dissolution of Corp Reports                  -               -             (503,507)
Other                                        -               -             (138,774)
                               ---------------   --------------     -----------------
                                             -               -             (642,281)
NET EARNINGS (LOSS)                 (1,684,073)              -           (3,443,243)
ACCUMULATED DEFICIT:
Beginning                            2,506,045      (2,288,111)            (746,875)
                               ---------------   ---------------    ------------------
Ending                         $    (4,190,118)   $ (2,288,111)       $  (4,190,118)
                               ===============   ===============    ==================
BASIC/DILUTED LOSS PER         $         (0.13)   $          -
SHARE (Note A)
                               ===============   ===============








                        See Notes to Financial Statements


E-BIDD.COM, INC.
(FORMERLY IMAGE PHOTO SYSTEMS, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
PERIOD FROM MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE), TO MARCH 31, 2000

--------------------------------------------------------------------------------


                                                                Existing deficit    Deficit acc-
                           Common Stock                          at inception of       umulated          Total
                           Number of             Additional Paid   development       during devel-    Stockholders'
                           Shares       Amount     in Capital        stage            opment stage      Equity
__________________________________________________________________________________________________________________________
BEGINNING
BALANCE
at inception of
development,
March 1, 1994                  201    $     -    $   746,875      $    (746,875)    $         -      $       -

Shares issued                  720          1          1,799

Net loss for period
ending 12/31/94                                                                           (1,800)

BALANCES
                        ----------    -------    -----------       -------------    -------------    ----------
December 31,
1994                           921          1        748,674           (746,875)          (1,800)            -

Shares issued                                                                                   -

Net loss for period
ending 12/ 31/95

BALANCES
                        ----------    -------    -----------      --------------    -------------    ----------
December 31,
1995                           921          1        748,674           (746,875)          (1,800)            -

Shares issued                   90          -         28,500

Net loss for period                                                                      (50,165)
ending 12/31/96

BALANCES
                        ----------    -------    -----------      --------------    -------------    ----------
December   31,
1996                         1,011          1        777,174           (746,875)         (51,965)      (21,665)

Shares issued               14,492         15        258,536

Net loss for period                                                                     (174,022)
ending 12/13/97


                                            (Continued onto next page)

                                          See Notes to Financial Statements


E-BIDD.COM, INC.
(FORMERLY IMAGE PHOTO SYSTEMS, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENT OF STOCKHOLDERS' EQUITY  (UNAUDITED) (CONTINUED)
PERIOD FROM MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE), TO MARCH 31, 2000

-------------------------------------------------------------------------------------------------------------------


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

BALANCES
                     -------------  ----------- ----------------    ----------------    -----------------    --------------
December 31,
1997                        15,503         16      1,035,710           (746,875)            (225,987)           62,864
Shares issued               15,275         15      1,237,445
Net loss for
period ending
12/31/98                                                                                  (1,315,249)
BALANCES

                     -------------  ---------   ------------    ----------------    -----------------    --------------
December 31,
1998                        30,778         31      2,273,155           (746,875)          (1,541,236)          (14,925)
Shares issued:                                             -
Net loss for
period ending
3/31/99                                                                                             -
BALANCES

                     -------------  ---------   ------------    ----------------    -----------------    --------------
March 31, 1999              30,778         31      2,273,155           (746,875)          (1,541,236)          (14,925)
Shares issued
Shares issued to
acquire license         10,000,000     10,000        290,000
Shares issued for

cash                     6,590,000      5,590        207,010
net loss for period
ending 12/31/99                                                                             (217,934)
BALANCES

                     -------------  ---------   ------------    ----------------    -----------------    --------------
December 31,           $16,620,778    $16,521     $2,770,165          $(746,875)         $(1,759,170)         $280,741
1999

                                                  (Continued onto next page)

                                               See Notes to Financial Statements

E-BIDD.COM, INC.
(FORMERLY IMAGE PHOTO SYSTEMS, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENT OF STOCKHOLDERS' EQUITY  (UNAUDITED) (CONTINUED)
PERIOD FROM MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE), TO MARCH 31, 2000
---------------------------------------------------------------------------------


                                                                  Existing deficit    Deficit acc-
                            Common Stock                         at inception of       umulated              Total
                        Number of                Additional Paid   development        during devel-       Stockholders'
                         Shares       Amount       in Capital        stage            opment stage          Equity
                     -------------  ----------- ---------------- ---------------    -----------------    --------------

Shares issued

Shares issued in
exchange for
extended business
model                   20,000,000     20,000      1,380,000
Shares issued in
exchange for
services                    60,000         60         11,940
Shares issued for
cash                     4,200,000     4,2000        835,800
Net loss for
period ending
3/31/00                                                                                   (1,684,073)
BALANCES
                     ------------- ----------   ------------    ----------------    -----------------    --------------
March 31, 2000          40,880,778  $  40,881    $ 4,997,905      $    (746,875)        $ (3,443,243)         $ 848,668
                     ============= ==========   ============    ================    =================    ==============











                                       See Notes to Financial Statements


E-BIDD.COM, INC.
(FORMERLY IMAGE PHOTO SYSTEMS, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENT OF CASH FLOWS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2000 AND 1999, AND

THE PERIOD MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE), TO MARCH 31, 2000

--------------------------------------------------------------------------------



                                                                                        Period from March 1, 1994
                                                                                      (Inception of the development
                                                      Year Ended December 31,          stage) though March 31, 2000
                                                    2000                  1999
                                             -----------------     -----------------    ---------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net earnings (loss)                              $ (1,684,073)      $       -                $   (3,443,243)

Adjustment to reconcile net earnings
(loss) to net cash used by operating
activities

Depreciation and amortization                            7,864              -                        39,158

Shares issued in exchange for extended
business model charged to
Website/Internet expenses                            1,400,000              -                     1,400,000

Shares issued in exchange for services
charged to Professional fees                            12,000              -                        12,000

Abandonment of furniture and office
equipment                                                    -              -                        30,809

Write-off goodwill                                           -              -                       464,831

CHANGES IN CURRENT ASSETS
AND CURRENT LIABILITIES:

(Increase) decrease in current assets:

Pre-paids and deposits                                (55,999)              -                       (55,999)
(Increase) decrease in current liabilities

Accounts payable and accrued expenses                   51,706              -                        56,706
                                             -----------------     ----------           ---------------------
NET CASH USED FOR OPERATING
ACTIVITIES                                           (298,597)              -                    (1,525,833)
                                             -----------------     ----------           ---------------------

                                                (Continued on next page)

                                            See Notes to Financial Statements


E-BIDD.COM, INC.
(FORMERLY IMAGE PHOTO SYSTEMS, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENT OF CASH FLOWS (Unaudited) (Continued)
THREE MONTHS ENDED MARCH 31, 2000 AND 1999, AND

THE PERIOD MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE), TO MARCH 31, 2000

--------------------------------------------------------------------------------


                                                                                       Period from March 1, 1994
                                                                                     (Inception of the development
                                                     Year Ended December 31             stage) though March 31 2000
                                                     ---------------------
                                                   2000                    1999
                                            ------------------       ----------------      -----------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition of furniture and equipment                (12,283)                      -               (62,303)
Acquisition of software license                              -                      -                      -
(Purchase) of goodwill                                                                             (464,831)
                                            ------------------       ----------------      -----------------
NET CASH (USED) FOR
INVESTING ACTIVITIES                                  (12,283)                      -              (527,134)
                                            ------------------       ----------------      -----------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Sale of common stock                                   840,000                      -              2,589,911
Common stock subscriptions                              30,095                      -                      -
                                            ------------------       ----------------      -----------------
NET CASH PROVIDED BY
FINANCING ACTIVITIES                                   840,000                      -              2,589,911
                                            ------------------       ----------------      -----------------
NET INCREASE (DECREASE) IN
CASH                                                   529,120                      -                536,944
CASH, beginning of period                                7,824                      -                      -
                                            ------------------       ----------------      -----------------
CASH, end of period                             $      536,944           $          -         $      536,944
                                            ==================       ================      =================

Supplemental Disclosure:
                                                                    2000
                                                                    ----

         Noncash investing and financing activities
                  Shares issued in exchange for extended
                      business model                           $ 1,400,000
                                                               ===========
                  Shares issued in exchange for services       $    12,000
                                                               ===========

     No significant amounts of interest or taxes were paid during the periods shown above.

                                         See Notes to Financial Statements

E-BIDD.COM, INC.
(FORMERLY IMAGE PHOTO SYSTEMS, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
REPORT ON REVIEW OF FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------


1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principals and should, therefore, be read in conjunction with the Company's Annual Report to shareholders on Form 10-KSB for the fiscal year ended December 31, 1999. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 2000.

2.  Common stock

On January 18, 2000, e-bidd conducted a private placement comprised of twenty-two non-U.S. residents and four U.S. residents, in the amounts of $500,000 and $352,000 for total gross proceeds of $852,000 to be used as general working capital. These total gross proceeds bought 4,260,000 units at a price of $.20 per unit. Each unit consists of one share ("Share") of common stock of e-bidd and one warrant to purchase an additional share of common stock at a price of $.30 for a period of one year from the date of issuance ("First Hold Period") and at a price of $.50 for a period of one year from the end of the First Hold Period ("Second Hold Period").

On March 1, 2000, in a unanimous board meeting vote, with Mr. Raymond Dabney abstaining, the board approved the issuance of 20,000,000 restricted shares of e-bidd's common stock valued at $1,400,000 to Raymond Dabney in exchange for the Extended Business Model of e-bidd.com

3.  Additional footnotes included by reference

Except as indicated in the Notes above, there have been no other material changes in the information disclosed in the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Therefore, those footnotes are included herein by this reference.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

As used herein the terms "e-bidd" and "e-bidd.com" refers to e-bidd.com, Inc., a Minnesota corporation, its subsidiaries and predecessors, unless the context indicates otherwise. Investors should be aware that a potential conflict exists between e-bidd and another totally separate and unrelated company by a similar name, www.Ebid.com, that also operates as an Internet auction site. E-bidd is in the process of changing its name to resolve this potential conflict. On April 24, 2000, e-bidd announced a proposed name change to XRAYMEDIA.COM.

E-bidd's principal business, at present, is a general media Internet supersite portal currently under development. The website, XRAYMEDIA.COM, when completed, will be comprised of a main general media supersite portal that will branch out into three media specific portals: Buy & Sell Services; Public Relations Services; and Advertising Agency Services. E-bidd intends to sell conventional media advertising space, online advertising, and advertising and public relations services via its Internet site.

E-bidd intends the general media supersite to be geared towards the business of selling conventional media advertising space, online advertising, advertising agency services and public relations services. Clients will be able to access a host of services via the supersite, including the purchase of radio and television advertising time in 10 major U.S. markets, creative advertising services and public relations services that cater to financial, technology and real estate clients. Subsequent phases will be intended to usher in the ability to buy media online in a larger seclection of markets, online banner advertising, added interactivity functions, and a range of other content and media related services for registered users. Accordingly, e-bidd intends on hosting real-time Internet-based auctions that provide media buyers and sellers with an online exchange of advertising space at market driven prices.

A material risk that is apparent to e-bidd and its shareholders is, primarily, that it has yet to produce a product. E-bidd launched its general media Internet supersite on April 24, 2000. The launch of this supersite constitutes Phase 1of a multi-phased sequence that is intended to see the unfolding of e-bidd's extended business model. The risk to shareholders is that the launch of this website does not operate as anticipated and that the software that these websites feature may be perceived as having a limited life.

Plan of Operation

E-bidd's plan of operation for the remainder of the year 2000 consists of assembling partners and technology that it hopes will enable it to engage in the business of selling conventional media advertising space, online advertising, and advertising and public relations services via its Internet site. Additionally, E-bidd launched its general media Internet supersite on April 24, 2000 and it intends to roll out the other phases of the site during the year 2000.

Results of Operations

Sales

E-bidd has not generated any revenues from operations for the periods covered by this Form 10-QSB.

Losses

Net losses for the quarter ended March 31, 2000, increased to $1,684,073 from $ 0 for the quarter ended March 31, 1999. The increase in losses was primarily attributable to website development.

E-bidd expects to continue to incur losses at least through fiscal year 2000 and there can be no assurance that e-bidd will achieve or maintain profitability or that revenues will be generated or that growth can be sustained in the future.

Expenses

General and administrative expenses for the quarter ended March 31, 2000, increased to $1,684,073 from $ 0 for the quarter ended March 31, 1999. The substantial increase in general and administrative expenses were the result of website development.

Depreciation and amortization expenses for the quarter ended March 31, 2000 and March 31, 1999 were $7,864 and $ 0, respectively.

Liquidity and Capital Resources

Cash flows generated by operations were a negative $298,597 for the quarter ended March 31, 2000, and $ 0 for the quarter ended March 31, 1999. The increase in negative cash flows for the quarter ended March 31, 2000 are primarily attributable to website development.

Cash flows generated by investing activities were a negative $12,283 for the quarter ended March 31, 2000, and $ 0 for the quarter ended March 31, 1999. The increase in negative cash flows for the quarter ended March 31, 2000 are primarily attributable to the acquisition of furniture and equipment.

Cash flows generated from financing activities was $840,000 for the quarter ended March 31, 2000 and $ 0 for the quarter ended March 31, 1999. E-bidd's financing activities primarily consisted of the sale of the e-bidd's common stock pursuant to private placements.

E-bidd has funded its cash needs over the periods covered by this Form 10-QSB through the issuance of its common stock for cash. E-bidd anticipates that this is sufficient working capital to cover its cash needs over the next twelve months.

On January 18, 2000, e-bidd conducted a private placement comprised of twenty-two non-U.S. residents and four U.S. residents, in the amounts of $500,000 and $352,000 for total gross proceeds of $852,000 to be used as general working capital. These total gross proceeds bought 4,260,000 units at a price of $.20 per unit. Each unit consists of one share ("Share") of common stock of e-bidd and one warrant to purchase an additional share of common stock at a price of $.30 for a period of one year from the date of issuance ("First Hold Period") and at a price of $.50 for a period of one year from the end of the First Hold Period ("Second Hold Period").

Capital Expenditures

E-bidd made no significant capital expenditures on property or equipment over the periods covered by this report. The only planned capital expenditure is computer equipment. E-bidd has budgeted $125,000 for this expenditure.

As of March 2000, e-bidd's website was in its review stage and it was launched on April 24, 2000. E-bidd's estimated cash requirements are approximately $475,000 annually. The majority of e-bidd's cash requirements will be used for personnel costs and professional fees.

Income Tax Expense (Benefit)

E-bidd has net operating loss carry forwards of approximately $2,100,000 which will expire in 2013 and 2014.

Impact of Inflation

E-bidd believes that inflation has had a negligible effect on operations over the past three years. E-bidd believes that it can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Year 2000 Compliance

As of the date of filing this Form 10-QSB, e-bidd has not experienced any Y2K computer problems.

                                     PART II

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS


On January 18, 2000, e-bidd conducted a private placement comprised of twenty-two non-U.S. residents and four U.S. residents, in the amounts of $500,000 and $352,000 for total gross proceeds of $852,000 to be used as general working capital. These total gross proceeds bought 4,260,000 units at a price of $.20 per unit. Each unit consists of one share ("Share") of common stock of e-bidd and one warrant to purchase an additional share of common stock at a price of $.30 for a period of one year from the date of issuance ("First Hold Period") and at a price of $.50 for a period of one year from the end of the First Hold Period ("Second Hold Period"). 4,000,000 shares were sold to twenty-two different investors in reliance upon Regulation S promulgated under the Securities Act of 1933. 250,000 shares were issued to three different investors in reliance upon Rule 506 of Regulation D of the Securities Act of 1933. Additionally, 10,000 shares were issued to Chapin Wilson pursuant to ss.4(2) of the Securities Act of 1933 in consideration of his services rendered to e-bidd.

On March 1, 2000, in a unanimous vote of the board of directors, with Mr. Raymond Dabney abstaining, the board approved the issuance of 20,000,000 restricted shares of e-bidd's common stock to Raymond Dabney in exchange for the Extended Business Model of e-bidd.com. The shares were issued pursuant to ss.4(2) of the Securities Act of 1933 and valued at $1,400,000. The Extended business model is to include a full range of media services via a brand new Internet media supersite including assembling the partners and technology that would enable e-bidd to engage in the business of selling conventional media advertising space, online advertising, and advertising agency and public relations services via a new Internet website. E-bidd made this offering based on the following factors: (1) the issuance was an isolated private transaction by e-bidd which did not involve a public offering; (2) there was only one offeree who was an officer and/or director of e-bidd; (3) the offeree did not resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and e-bidd.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 7 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K.   No reports were filed on Form 8-K during the quarter.
    -------------------





                      [THIS SPACE LEFT BLANK INTENTIONALLY]

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of May 2000.

e-bidd.com, Inc.,

                                                        May 18, 2000
   /s/ Raymond Dabney
----------------------
Raymond Dabney

President, Chief Executive Officer and Director

                                INDEX TO EXHIBITS

INDEX TO EXHIBITS

Exhibit

No.       Page No.      Description

2(a)         *      Articles of Merger and Plan and of Merger,  Port Industries,
                    Inc.  March 1, 1994  (incorporated  herein by reference from
                    Exhibit No. 2(a) to e-bidd's Form 10-KSB/A for the year ended December 31, 1999 and filed with the SEC on May 8,
                    2000).

3(i)(a)      *      Articles  of   Incorporation   of  Port   Industries,   Inc.
                    (incorporated herein by reference from Exhibit No. 3(i)(a) to e-bidd's Form 10-KSB/A for the year ended December 31, 1999 and filed with the SEC on May 8, 2000).

3(i)(b)      *      Articles of Amendment Of Articles Of  Incorporation  Of Port
                    Industries, Inc. dated October 28, 1969 authorizing total number of shares to be 30,000 at $10.00 each. (incorporated herein by reference from Exhibit No. 3(i)(b) to e-bidd's
                    Form 10- KSB/A for the year ended December 31, 1999 and filed with the SEC on May 8, 2000).

3(i)(c)      *      Articles of Amendment Of Articles Of  Incorporation  Of Port
                    Industries, Inc. dated March 6, 1972 authorizing the number of shares to be 1,000,000 at $.10 each. (incorporated herein by reference from Exhibit No. 3(i)(c) to e-bidd's Form 10-
                    KSB/A for the year ended December 31, 1999 and filed with the SEC on May 8, 2000).

3(i)(d)      *      Minnesota  Secretary  Of  State  Amendment  Of  Articles  Of
                    Incorporation  (Digital  Reporting Inc.  changes its name to
                    Cyberguides   International,   Inc.,  September  30,  1997).
                    (incorporated herein by reference from Exhibit No. 3(i)(d) to e-bidd's Form 10-KSB/A for the year ended December 31, 1999 and filed with the SEC on May 8, 2000).

3(i)(e)      *      Minnesota  Secretary  Of  State  Amendment  Of  Articles  Of
                    Incorporation (Cyberguides International, Inc., changes its name to AJA Merchant Banking Corporation February 10, 1998).
                    (incorporated herein by reference from Exhibit No. 3(i)(e) to e- bidd's Form 10-KSB/A for the year ended December 31, 1999 and filed with the SEC on May 8, 2000).

3(i)(f)      *      Minnesota  Secretary  Of  State  Amendment  Of  Articles  Of
                    Incorporation (AJA Merchant Banking Corporation changes its name to Image Photo Systems, Inc. December 3, 1998).
                    (incorporated herein by reference from Exhibit No. 3(i)(f) to e- bidd's Form 10-KSB/A for the year ended December 31, 1999 and filed with the SEC on May 8, 2000).

3(i)(g)      *      Minnesota  Secretary  Of  State  Amendment  Of  Articles  Of
                    Incorporation (Image Photo systems, Inc. changes its name to e-bidd.com, Inc., September 16, 1999). (incorporated herein by reference from Exhibit No. 3(i)(g) to e-bidd's Form 10-
                    KSB/A for the year ended December 31, 1999 and filed with the SEC on May 8, 2000).

3(i)(h)      *      Articles  Of  Incorporation  Of Image  Photo  Systems,  Inc.
                    (incorporated herein by reference from Exhibit No. 3(i)(h) to e-bidd's Form 10-KSB/A for the year ended December 31, 1999 and filed with the SEC on May 8, 2000).

Exhibit

No.       Page No.     Description


3(ii)(a)       *    By-Laws of Port  Industries,  Inc.  (incorporated  herein by
                    reference  from  Exhibit  No.   3(ii)(a)  to  e-bidd's  Form
                    10-KSB/A for the year ended December 31, 1999 and filed with the SEC on May 8, 2000).

3(ii)(b)       *    By-laws of Image Photo Systems, Inc. (incorporated herein by
                    reference  from  Exhibit  No.   3(ii)(b)  to  e-bidd's  Form
                    10-KSB/A for the year ended December 31, 1999 and filed with the SEC on May 8, 2000).

27                    Financial Data Schedule "CE"