Form 10QSB
period 2000-06-30
XRAYMEDIA COM INC
filed 2000-08-18
CIK 1097068

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

  [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

  [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

 Commission file number: 33-24108D


                              XRAYMEDIA.COM, INC.
       (Exact name of small business issuer as specified in its charter)



               Minnesota                                 52-2248689

     (State or other jurisdiction of                  (I.R.S. Employer
      Incorporation or organization)               Identification Number)



     555 West Hastings Street, Suite 800, Vancouver, B. C., Canada V6B4N5
              (Address of principal executive office) (Zip Code)


                                (888) 777-0658
                          (Issuer's telephone number)


                                E-BIDD.COM, INC.
   (Former Name, former address and former fiscal year, if changed since last report)

    Check whether the issuer: (1) Filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) Has been subject to such filing requirements for the past 90 days.

                              Yes XX           No
                                  --


    The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of June 30, 2000 was 43,030,778.

                               TABLE OF CONTENTS

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS................................................     1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........    10

                                    PART II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...........................    13

ITEM 4.  SUBMISSION OF MATERIALS TO A VOTE OF SECURITY HOLDERS...............    13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................    13


SIGNATURES...................................................................    13

INDEX TO EXHIBITS............................................................    14


                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART 1

ITEM 1.   FINANCIAL STATEMENTS

Consolidated balance sheets at June 30, 2000 and (audited)
December 31, 1999...........................................................   2

Consolidated statements of operations for the six months ended
June 30, 2000 and June 30, 1999 and the three months ended June 30, 2000 and June 30, 1999 and cumulative since inception of the
development stage (March 1, 1994)...........................................   3

Statement of Stockholders' Equity for six months ended June 30, 2000........   4

Consolidated statement of cash flows for the six months ended
June 30, 2000 and June 30, 1999 and cumulative since inception of the
development stage (March 1, 1994)...........................................   7

Notes to the Financial Statements...........................................   9

XRAYMEDIA.COM, INC.
(FORMERLY E-BIDD.COM, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
BALANCE SHEET (UNAUDITED)
AS AT JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                    June 30

ASSETS                                                       2000                 1999
                                                             ----                 ----
CURRENT ASSETS

Cash                                                   $     179,942       $         -
Account Receivable                                            63,145
Pre-paids and deposits                                        35,280                 -
                                                         -----------       -----------
TOTAL CURRENT ASSETS                                         278,367                 -
                                                         -----------       -----------
FIXED ASSETS
Furniture and office equipment                                35,954                 -
Accumulated amortization                                      (2,389)                -
                                                         -----------        ----------
                                                              33,565                 -
                                                         -----------        ----------
Website equipment                                            119,350                 -
Accumulated amortization                                      (3,978)                -
                                                         -----------        ----------
                                                             115,372                 -
                                                         -----------        ----------
Net Fixed Assets                                             148,937                 -

OTHER ASSETS
Software license                                             290,000                 -
Accumulated amortization                                     (26,533)                -
                                                         -----------       -----------
Net                                                          263,467                 -
                                                         -----------       -----------
TOTAL ASSETS                                             $   690,771                 -
                                                         ===========       ===========
CURRENT LIABILITIES
Accounts payable and accrued expenses                    $    70,162       $    14,925
                                                         -----------       -----------
TOTAL CURRENT LIABILITIES                                     70,162            14,925
                                                         -----------       -----------
STOCKHOLDERS EQUITY (DEFICIT)

Common Stock, par value $.001; 100,000,000                    43,031                31
shares authorized; issued and outstanding
43,030,778 and 30,788 at June 30, 2000 and
1999, respectively.
Additional paid in capital                                 5,057,755         2,273,155
Deficit at inception date                                   (746,875)         (746,875)
Accumulated deficit during development stage              (3,333,302)       (1,541,236)
                                                         -----------      ------------
TOTAL STOCKHOLDERS' EQUITY                                   620,609           (14,925)
                                                         -----------      ------------
(DEFICIT)
TOTAL LIABILITIES AND                                    $   690,771      $          -
                                                         ===========      ============

STOCKHOLDERS' EQUITY

                       See Notes to Financial Statements

XRAYMEDIA.COM, INC.
(FORMERLY E-BIDD.COM, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2000 AND 1999, AND
THE PERIOD MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE), TO JUNE 30, 2000

--------------------------------------------------------------------------------

                                                                                                     Period from March 1,
                                                                                                   1994 (inception of the
                                                           Six Months Ended June 30                   development stage)
                                                          2000             1999                     through June 30, 2000
                                                     -----------       ------------          ---------------------------------------

COSTS AND EXPENSES

Personnel Costs                                      $         -        $        -                       $   369,172
Occupancy Costs                                           26,367                 -                           106,218
Professional Fees                                        212,702                 -                           504,880
Computer Costs                                            34,520                 -                            58,734
Marketing                                                 33,756                 -                            43,007
Travel                                                    54,320                 -                           100,872
Consulting                                                78,542                 -                           151,102
Interest and Bank Charges                                    890                 -                             5,605
Office Supplies                                           56,160                 -                            63,281
Communication                                              3,073                 -                            67,201
Insurance                                                 22,179                 -                            43,937
Miscellaneous                                              3,248                 -                            12,847
Transfer Fees                                              1,632                 -                             9,382
Depreciation and Amortization                             20,817                 -                            52,111
Bad Debt Expense                                               -                 -                             5,400
Website/Internet Expense                               1,438,904                 -                         1,510,250
Investor Relations                                        20,072                 -                            20,072
                                                      ----------        ----------                    --------------
TOTAL EXPENSES                                         2,007,182                 -                         3,124,041
                                                      ----------        ----------                    --------------
OTHER INCOME (LOSS)
Revenue                                                   33,050                 -                           33,050
Dissolution of Corp Reports                                    -                 -                        (503,507)
Other                                                          -                 -                        (138,774)
                                                     -----------    --------------                    ------------
                                                          33,050                 -                        (609,231)

NET EARNINGS (LOSS)                                   (1,974,132)                -                      (3,733,302)
ACCUMULATED DEFICIT:
Beginning                                             (2,506,045)       (2,288,111)                       (746,875)
                                                     -----------    --------------                    ------------
Ending                                               $(4,480,177)      $(2,288,111)                    $(4,480,177)
                                                     ===========    ==============                  ==============
BASIC/DILUTED
LOSS PER SHARE                                       $     (0.05)   $            -
                                                     ===========    ==============


                       See Notes to Financial Statements

XRAYMEDIA.COM, INC.
(FORMERLY E-BIDD.COM, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
PERIOD FROM MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE), TO JUNE 30, 2000

--------------------------------------------------------------------------------



                                                                    Existing deficit         Deficit acc-
                     Common Stock                                    at inception of          umulated          Total
                     Number of                   Additional Paid       development          during devel-     Stockholders'
                      Shares         Amount        in Capital           stage                opment stage       Equity
---------------------------------------------------------------------------------------------------------------------------
BEGINNING
BALANCE

At inception of
development,
March 1, 1994              201         $     -      $746,875            $(746,875)           $         -       $         -

Shares issued              720               1         1,799

Net loss for period
ending 12/31/94                                                                                   (1,800)

BALANCES
                     ---------         -------      --------          -----------            -----------       -----------
December 31,
1994                       921               1       748,674             (746,875)                (1,800)                -

Shares issued

Net loss for period
ending 12/ 31/95

BALANCES
                     ---------         -------      --------          -----------            -----------       -----------
December 31,
1995                       921               1       748,674             (746,875)               (1,800)                 -

Shares issued               90               -        28,500

Net loss for period                                                                             (50,165)
ending 12/31/96

BALANCES
                     ---------         -------      --------          -----------            -----------       -----------
December  31,
1996                     1,011               1       777,174             (746,875)              (51,965)           (21,665)

Shares issued           14,492              15       258,536

Net loss for period
ending 12/13/97                                                                                (174,022)



                          (Continued onto next page)

                       See Notes to Financial Statements

XRAYMEDIA.COM, INC.
(FORMERLY E-BIDD.COM, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENT OF STOCKHOLDERS' EQUITY  (UNAUDITED) (CONTINUED)
PERIOD FROM MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE), TO JUNE 30, 2000

--------------------------------------------------------------------------------



                                                                        Existing deficit     Deficit acc-
                               Common Stock                             at inception of       umulated          Total
                       Number of                    Additional Paid      development         during devel-    Stockholders'
                        Shares           Amount      in Capital            stage             opment stage       Equity

BALANCES                ------           ------     ---------------     ---------------      ------------     ------------
December 31,
1997                        15,503          16         1,035,710           (746,875)        (225,987)          62,864
Shares issued               15,275          15         1,237,445
Net loss for
period ending
12/31/98                                                                                  (1,315,249)
BALANCES
                     -------------    --------         ---------            -------        ---------           ------
December 31,
1998                        30,778          31         2,273,155           (746,875)      (1,541,236)         (14,925)
Shares issued:                                                 -
Net loss for
period ending
3/31/99                                                                           -
BALANCES
                     -------------    --------         ---------            -------        ---------           ------
March 31, 1999              30,778          31         2,273,155           (746,875)      (1,541,236)         (14,925)
Shares issued
Shares issued to
acquire license         10,000,000      10,000           290,000
Shares issued for
cash                     6,590,000       5,590           207,010
Net loss for period
ending 12/31/99                                                                             (217,934)
BALANCES
                     -------------    --------         ---------            -------        ---------           ------
December 31,           $16,620,778     $16,521        $2,770,165          $(746,875)     $(1,759,170)        $280,741
1999


                          (Continued onto next page)

                       See Notes to Financial Statements


XRAYMEDIA.COM, INC.
(FORMERLY E-BIDD.COM, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENT OF STOCKHOLDERS' EQUITY  (UNAUDITED) (CONTINUED)
PERIOD FROM MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE), TO JUNE 30, 2000
---------------------------------------------------------------------------------



                                                                  Existing deficit    Deficit acc-
                            Common Stock                         at inception of       umulated              Total
                        Number of                Additional Paid   development        during devel-       Stockholders'
                         Shares       Amount       in Capital        stage            opment stage          Equity
                     -------------  ----------- ---------------- ---------------    -----------------    --------------

Shares issued

Shares issued in
exchange for
extended business
model                   20,000,000     20,000      1,380,000
Shares issued in
Exchange for
services                   210,000        210         71,790
Shares issued for
cash                     4,200,000      4,200        835,800
Shares issued under
Stock performance
Plan                     2,000,000      2,000              -
Net loss for
period ending
6/30/00                                                                                   (1,974,132)
BALANCES
                     ------------- ----------   ------------    ----------------    -----------------    --------------

June 30, 2000           43,030,778   $ 43,031    $ 5,057,755      $    (746,875)        $ (3,733,302)         $ 620,609
                     ============= ==========   ============    ================    =================    ==============

                       See Notes to Financial Statements

XRAYMEDIA.COM, INC.
(FORMERLY E-BIDD.COM, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENT OF CASH FLOW (Unaudited)
SIX MONTHS ENDED JUNE 30, 2000 AND 1999, AND

THE PERIOD MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE), TO JUNE 30, 2000

--------------------------------------------------------------------------------




                                                                                                Period from March 1, 1994
                                                                                              (Inception of the development
                                                  Six Months Ended June 30,                    stage) though June 30, 2000
                                                 2000                  1999
                                           -----------------    ----------------             ------------------------------

CASH FLOW FROM OPERATING
ACTIVITIES:

Net earnings (loss)                          $ (1,974,132)            $   -                            $ (3,733,702)

Adjustment to reconcile net earnings
(loss) to net cash used by operating
activities

Depreciation and amortization                      20,187                 -                                  52,111

Shares issued in exchange for extended
business model charged to
Website/Internet expenses                       1,400,000                 -                               1,400,000

Shares issued in exchange for services
charged to Professional fees                       72,000                 -                                  72,000

Abandonment of furniture and office
equipment                                               -                 -                                  30,809

Write-off goodwill                                      -                 -                                 464,831

CHANGES IN CURRENT ASSETS
AND CURRENT LIABILITIES:

(Increase) decrease in current assets:

Pre-paids, deposits and accounts
receivable                                        (98,425)                -                                 (98,425)
(Increase) decrease in current liabilities

Accounts payable and accrued expenses              65,162                 -                                  70,162
                                                ---------          --------                              ----------
NET CASH USED FOR OPERATING
ACTIVITIES                                       (514,578)                -                             (1,741,814)
                                                ---------          --------                              ----------

                           (Continued on next page)

                       See Notes to Financial Statements

XRAYMEDIA.COM, INC.
(FORMERLY E-BIDD.COM, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENT OF CASH FLOW (Unaudited) (Continued)
SIX MONTHS ENDED JUNE 30, 2000 AND 1999, AND

THE PERIOD MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE), TO June 30, 2000

--------------------------------------------------------------------------------


                                                                                                Period from March 1, 1994
                                                                                            (Inception of the development
                                                           Six Months Ended June 30            stage) though June 30 2000
                                                        -----------------------------
                                                           2000                 1999
                                                        --------             --------         --------------------------

CASH FLOW FROM INVESTING
ACTIVITIES:
Acquisition of website equipment                         (119,350)              -                      (119,350)
Acquisition of furniture and equipment                    (35,954)              -                       (85,974)
Acquisition of software license                                 -               -                             -
(Purchase) of goodwill                                                                                 (464,831)
                                                        ---------    ------------                   -----------
NET CASH (USED) FOR
INVESTING ACTIVITIES                                     (155,304)              -                      (670,155)
                                                        ---------    ------------                   -----------
CASH FLOW FROM FINANCING
ACTIVITIES:
Sale of common stock                                      842,000               -                     2,591,911
                                                        ---------    ------------                   -----------
NET CASH PROVIDED BY
FINANCING ACTIVITIES                                      842,000               -                     2,591,911
                                                        ---------    ------------                   -----------
NET INCREASE (DECREASE) IN
CASH                                                      172,118               -
CASH, beginning of period                                   7,824               -                             -
                                                        ---------    ------------                    ----------
CASH, end of period                                     $ 179,942    $          -                   $   179,942
                                                        =========    ============                   ===========


Supplemental Disclosure:                                                                                2000
                                                                                                        ----

   Noncash investing and financing activities
       Shares issued in exchange for extended
         business model                                                                             $ 1,400,000
                                                                                                    ===========
           Shares issued in exchange for services                                                       162,000
                                                                                                    ===========


  No significant amounts of interest or taxes were paid during the periods shown above.

                See Notes to Financial Statements

XRAYMEDIA.COM, INC.
(FORMERLY E-BIDD.COM, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
REPORT ON REVIEW OF FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------


1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principals and should, therefore, be read in conjunction with the Company's Annual Report to shareholders on Form 10-KSB for the fiscal year ended December 31, 1999. These statements include all normal recurring adjustments, which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 2000.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This quarterly report on Form 10-QSB contains forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. You should not place undue reliance on forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimated", "predicts", "potential", or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause XRAYMEDIA's actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. These factors include, among other things, those discussed in this quarterly report on Form 10-QSB and in XRAYMEDIA's other filings with the SEC. Although XRAYMEDIA believes that the expectations reflected in the forward-looking statements are reasonable, forward-looking statements are inherently uncertain, and XRAYMEDIA cannot guarantee future results, levels of activity, performance, or achievements. XRAYMEDIA is under no duty to update any of the forward-looking statements in this quarterly report on Form 10-QSB to conform forward-looking statements to actual results. All forward-looking statements should be considered in light of these risks and uncertainties.

General

As used herein the terms "XRAYMEDIA" and "XRAYMEDIA.COM" refers to XRAYMEDIA.COM, Inc., a Minnesota corporation, its subsidiaries and predecessors, unless the context indicates otherwise. Management was aware that a potential conflict existed between E-BIDD and another totally separate and unrelated company by a similar name, www.Ebid.com that also operates as an Internet auction site. E-BIDD resolved this potential conflict by effecting a name change to XRAYMEDIA.COM, INC. as of June 28, 2000.

XRAYMEDIA's principal business, at present, is a general media Internet supersite portal currently under development. The website, XRAYMEDIA.COM, when completed, will be comprised of a main general media site portal that will branch out into three media specific portals: Buy & Sell Services; Public Relations Services; and Advertising Agency Services. XRAYMEDIA intends to sell conventional media advertising space, online advertising, and advertising and public relations services via its Internet site.

XRAYMEDIA intends the general media site to be geared towards the business of selling conventional media advertising space, online advertising, advertising agency services and public relations services. Clients will be able to access a host of services via the site, including the purchase of radio and television advertising time, creative advertising services and public relations services that cater to financial, technology and real estate clients. Subsequent phases will be intended to usher in the ability to buy media online in a larger selection of markets, online banner advertising, added interactivity functions, and a range of other content and media related services for registered users. Accordingly, XRAYMEDIA intends on hosting real-time Internet-based auctions that provide media buyers and sellers with an online exchange of advertising space at market driven prices.

A material primary, is that XRAYMEDIA has yet to produce a steady revenue stream. XRAYMEDIA launched its general media Internet rollout site on April 24, 2000. The launch of this supersite constitutes Phase 1 of a multi-phased sequence that is intended to see the unfolding of XRAYMEDIA's extended business model. The risk to shareholders is that this website may not operate as anticipated and the software that these websites feature may be perceived as having a limited life.

Plan of Operation

XRAYMEDIA's plan of operation for the remainder of the year 2000 consists of assembling partners and technology that it anticipates will enable it to engage in the business of selling conventional media advertising space, online advertising, and advertising and public relations services via its Internet site. Additionally, XRAYMEDIA launched its general media Internet site on April 24, 2000 and it intends to roll out the other phases of the site during the year 2000.

Results of Operations

Sales

XRAYMEDIA has generated minor revenues from operations including media service sales during the month of June, the last portion of the periods covered by this Form 10-QSB.

Losses

Net losses for the six months ended June 30, 2000, increased to $1,974,132 from $ 0 for the six months ended June 30, 1999. The increase in losses was primarily attributable to website development.

XRAYMEDIA expects to continue to incur losses at least through fiscal year 2000 and there can be no assurance that XRAYMEDIA will achieve or maintain profitability, generate revenue or sustain future growth.

Expenses

General and administrative expenses for the six months ended June 30, 2000, increased to $2,007,187 from $ 0 for the six months ended June 30,1999. The substantial increase in general and administrative expenses were the result of website development.

Depreciation and amortization expenses for the six months ended June 30, 2000 and June 30, 1999 was $20,817 and $ 0, respectively.

Liquidity and Capital Resources

Cash flow used by operations was $514,578 for the six months ended June 30, 2000, and $ 0 for the six months ended June 30, 1999. The increase in negative cash flow for the six months ended June 30, 2000 was primarily attributable to website development.

Cash flow used for investing activities was $155,304 for the six months ended June 30, 2000, and $ 0 for the six months ended June 30, 1999. The negative cash flow for the six months ended June 30, 2000 is primarily attributable to the acquisition of "website-developing equipment".

Cash flow generated from financing activities was $842,000 for the six months ended June 30, 2000 and $ 0 for the six months ended June 30, 1999. XRAYMEDIA's financing activities primarily consisted of proceeds from XRAYMEDIA's private placements discussed below.

XRAYMEDIA has funded its cash needs over the periods covered by this Form 10-QSB through the issuance of its equity securities for cash. In its audit report, XRAYMEDIA's auditors qualified their opinion to express doubt about XRAYMEDIA's ability to continue as a going concern. XRAYMEDIA will require substantial additional capital infusions in the near future in order to accomplish its business plan. There can be no guarantee that XRAYMEDIA will be able to secure the capital necessary to carry out its business plan on acceptable terms, or at all. As discussed in more detail below, XRAYMEDIA intends to raise funds immediately after the filing of this quarterly report on Form 10-QSB through a private placement of a units offering.

On January 18, 2000, XRAYMEDIA conducted a private placement comprised of twenty-two non-U.S. residents and four U.S. residents, in the amounts of $500,000 and $352,000 for total gross proceeds of $852,000 to be used as general working capital. These total gross proceeds bought 4,260,000 units at a price of $.20 per unit. Each unit consists of one share ("Share") of common stock of XRAYMEDIA and one warrant to purchase an additional share of common stock at a price of $.30 for a period of one year from the date of issuance ("First Hold Period") and at a price of $.50 for a period of one year from the end of the First Hold Period.

Upon filing this Form 10-QSB, XRAYMEDIA intends to commence a private placement that is scheduled to close by September 30, 2000, unless extended for an additional 60-days by XRAYMEDIA in its sole discretion. The offering is a best efforts no minimum offering consisting of 2,000,000 units at $.50 per unit. Each unit consists of one share of common stock of XRAYMEDIA and one warrant to purchase an additional share of common stock at a price of $.75 for a period of one year from the date of issuance ("First Hold Period") and at a price of $1.00 for a period of one year from the end of the first Hold Period. The common stock offered will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This disclosure is not an offer to sell securities and is not a solicitation of an offer to buy securities. Sales will be made only to accredited investors or to persons that are not U.S. residents. No money or other consideration is being solicited or will be accepted by way of this disclosure. The common stock offered has not been registered with or approved by any state securities agency or the U.S. Securities and Exchange Commission and will be offered and sold pursuant to exemptions from registration. If all the units are sold, then the net proceeds to XRAYMEDIA will be approximately $980,000. The proceeds will be used for general working capital.


Capital Expenditures

XRAYMEDIA made significant capital expenditures property or equipment for the development of XRAYMEDIA'S WEBSITE, COMPUTER EQUIPMENT AND SERVERS over the period covered by this report. The only planned capital expenditure is related computer equipment. XRAYMEDIA is budgeting $200,000 for this expenditure.

As of June 2000, XRAYMEDIA's website has completed Phase 1, announced April 24,2000 and Phase 2 announced May 19,2000. XRAYMEDIA's estimated cash requirements are approximately $700,000 annually. The majority of XRAYMEDIA's cash requirements will be used for personnel costs and professional fees.


Income Tax Expense (Benefit)

XRAYMEDIA has net operating loss carry forwards of approximately $2,300,000, which will expire in 2013 and 2014.


                     [THIS SPACE LEFT BLANK INTENTIONALLY]

                                    PART II

ITEM 2.   Changes in Securities and Use of Proceeds

On May 5, 2000, Xraymedia authorized and issued 1,000,000 shares of registered Common Stock under the Xraymedia 2000 Stock Option Plan ("Stock Option Plan"). The Stock Option Plan was implemented to provide additional incentives to key employees, officers, directors and consultants. The registration of the shares under the Stock Option Plan will dilute the value of the securities of those shares of Common Stock that that have previously been registered.

On June 5, 2000, Xraymedia authorized and issued 2,000,000 shares of registered Common Stock under the Xraymedia Performance Stock Plan ("Performance Stock Plan"). The Performance Stock Plan was implemented to provide additional incentives to key employees, officers, directors and consultants. The registration of the shares under the Performance Stock Plan will dilute the value of the securities of those shares of Common Stock that have previously been registered.

On June 5, 2000, Xraymedia transferred 650,000 shares of unregistered Common Stock to Great Asset Company, Ltd. for compensation for consulting services for Xraymedia's business development in Hong Kong pursuant to that certain Consulting Agreement dated as of May 2000.

On June 5, 2000, Xraymedia transferred 500,000 share of unregistered Common Stock to Multi-com Enterprises, Inc. ("Mutli-com") for the purchase of substantially all of the assets of Multi-com pursuant to that certain Asset Purchase Agreement dated as of March 30, 2000 and attached as Exhibit (10)(i)(c) to this Form 10-QSB.


ITEM 4.   Submission of Matters to a Vote of Security Holders.

On June 28, 2000 a special meeting of the shareholders of e-bidd was held to amend the Articles of Incorporation of the company to change its name from e-bidd.com, Inc. to xraymedia.com, Inc. The number of votes cast were as follows:

          Matter: To Amend the Articles of Incorporation of the company to change its name from e-bidd.com, Inc. to xraymedia.com, Inc.


-------------------------------------------------------------------------------------------------
                   For                               Against                     Abstain
-------------------------------------------------------------------------------------------------
                   23,722,619                        81,406                      19,500
-------------------------------------------------------------------------------------------------

ITEM 5.  Other Information

As discussed in Part I, Item 2 of this quarterly report on Form 10-QSB, XRAYMEDIA intends to conduct a private placement following the filing of this quarterly report. Please see "Management's Discussion and Analysis or Plan of Operation; Liquidity and Capital Resources".

ITEM 6.   Exhibits and Reports on Form 8-K

(a)  Exhibit

     No.                Description

     10.1               Asset Purchase Agreement between
                        Xraymedia.com, Inc. and Multi-com
                        Enterprises Inc., dated as of May 2000.

     10.2               Management Agreement between E-Bidd.com,
                        Inc. and Meir Kahtan, dated as of March 15,
                        2000.

     27.1               Financial Data Schedule

(b) Reports on Form 8-K. No reports were filed on Form 8-K during this quarter.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Xraymedia.com, Inc.

                             Date: 8/18/00         /s/ Raymond C. Dabney
                                  ------------     ----------------------
                             Raymond C. Dabney
                             President, Chief Executive Officer & Director

INDEX TO EXHIBITS

Exhibit

No.                Description                                         Page No.

10.1               Asset Purchase Agreement between
                   Xraymdeia.com, Inc. and Multi-com
                   Enterprises Inc., dated as of May 2000.

10.2               Management Agreement between E-Bidd.com,
                   Inc. and Meir Kahtan, dated as of March 15,
                   2000.

27.1               Financial Data Schedule