Form 10QSB/A
period 2000-06-30
XRAYMEDIA COM INC
filed 2000-09-12
CIK 1097068

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              Amendment No. 1 to
                              Quarterly Report on
                                 FORM 10-QSB/A

(Mark One)

    [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

    [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

                        Commission File Number: 0-27919


                              XRAYMEDIA.COM, INC.
       (Exact name of small business issuer as specified in its charter)



             Minnesota                                 52-2248689
  -------------------------------                ----------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   Incorporation or organization)                Identification Number)



     555 West Hastings Street, Suite 800, Vancouver, B. C., Canada V6B4N5
              (Address of principal executive office) (Zip Code)


                                (888) 777-0658
                        (Registrant's telephone number)


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

                              Yes XX           No
                                  --


     The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of June 30, 2000 was 43,030,778.

                               TABLE OF CONTENTS

                                    PART I



ITEM 1.  FINANCIAL STATEMENTS...............................................   3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........  11


                                    PART 1

Item 1 of Part I of Xraymedia.com, Inc.'s quarterly report for the quarter ended June 30, 2000 is hereby amended as follows:

ITEM 1.  FINANCIAL STATEMENTS

Balance sheets at June 30, 2000 and (audited)
December 31, 1999...........................................................   3

Statements of operations for the six months ended
June 30, 2000 and June 30, 1999 and the three months ended June 30, 2000 and June 30, 1999 and cumulative since inception of the
development stage (March 1, 1994)...........................................   4

Statement of Stockholders' Equity for six months ended June 30, 2000........   5

Statement of cash flows for the six months ended
June 30, 2000 and June 30, 1999 and cumulative since inception of the
development stage (March 1, 1994)...........................................   8

Notes to the Financial Statements...........................................  10

XRAYMEDIA.COM, INC.
(FORMERLY E-BIDD.COM, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
BALANCE SHEET (UNAUDITED)
AS AT JUNE 30, 2000
(COMPARATIVE) AS OF DECEMBER 31, 1999,AUDITED)
--------------------------------------------------------------------------------

                                                                          June 30       Dec. 31
ASSETS                                                                     2000          1999
(Audited)                                                               (Unaudited)
                                                                        -----------   ------------
CURRENT ASSETS

Cash                                                                    $   179,942   $     7,824
Account Receivable                                                           63,145             -
Pre-paids and deposits                                                       35,280             -
                                                                        -----------   -----------
TOTAL CURRENT ASSETS                                                        278,367         7,824
                                                                        -----------   -----------
FIXED ASSETS
Furniture and office equipment                                               35,954             -
Accumulated amortization                                                     (2,389)            -
                                                                        -----------   -----------
                                                                             33,565             -
                                                                        -----------   -----------
Website equipment                                                           119,350             -
Accumulated amortization                                                     (3,978)            -
                                                                        -----------   -----------
                                                                            115,372             -
                                                                        -----------   -----------
Net Fixed Assets                                                            148,937             -

OTHER ASSETS
Software license                                                            290,000       290,000
Accumulated amortization                                                    (26,533)      (12,083)
                                                                        -----------   -----------
Net                                                                         263,467       277,917
                                                                        -----------   -----------
TOTAL ASSETS                                                            $   690,771       285,741
                                                                        ===========   ===========
CURRENT LIABILITIES
Accounts payable and accrued expenses                                   $    70,162   $     5,000
                                                                        -----------   -----------
TOTAL CURRENT LIABILITIES                                                    70,162         5,000
                                                                        -----------   -----------
STOCKHOLDERS EQUITY (DEFICIT)

Common Stock, par value $.001; 100,000,000
shares authorized; issued and outstanding
43,030,778 at June 30, 2000 and 16,620,778 at
Dec.31, 1999, respectively.                                                  43,031        16,621
Additional paid in capital                                                5,057,755     2,770,165
Deficit at inception date                                                  (746,875)     (746,875)
Accumulated deficit during development stage                             (3,333,302)   (1,759,170)
                                                                        -----------   -----------
TOTAL STOCKHOLDERS' EQUITY                                                  620,609       280,741
                                                                        -----------   -----------
(DEFICIT)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $   690,771   $   285,741
                                                                        ===========   ===========

                       See Notes to Financial Statements

XRAYMEDIA.COM, INC.
(FORMERLY E-BIDD.COM, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT (UNAUDITED)
THREE MONTH AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999, AND
THE PERIOD MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE), TO JUNE 30, 2000
--------------------------------------------------------------------------------

                                                                                                                    Period from
                                                                                                                   March 1, 1994
                                                                                                                    (Inception
                                                                                          Three Months                 of the
                                                                                               and                  Development
                                            Three Months          Six Months               Six Months                  Stage)
                                               Ended                 Ended                    Ended                   Through
                                              June 30,              June 30,                 June 30,                 June 30,
                                                2000                  2000                     1999                     2000
                                            ------------          ------------             ------------             ------------
COSTS AND EXPENSES
Personnel Costs                             $         -           $         -              $          -             $   369,172
Occupancy Costs                                  18,276                26,367                         -                 106,218
Professional Fees                               104,030               212,702                         -                 504,880
Computer Costs                                   22,100                34,520                         -                  58,734
Marketing                                        14,420                33,756                         -                  43,007
Travel                                           30,537                54,320                         -                 100,872
Consulting                                       27,500                78,542                         -                 151,102
Interest and Bank Charges                           171                   890                         -                   5,605
Office Supplies                                  33,526                56,160                         -                  63,281
Communication                                     1,958                 3,073                         -                  67,201
Insurance                                         7,320                22,179                         -                  43,937
Miscellaneous                                     3,248                 3,248                         -                  12,847
Transfer Fees                                     1,632                 1,632                         -                   9,382
Depreciation and Amortization                    13,095                20,817                         -                  52,111
Bad Debt Expense                                      -                     -                         -                   5,400
Website/Internet Expense                         31,317             1,438,904                         -               1,510,250
Investor Relations                               13,979                20,072                         -                  20,072
                                            ------------          ------------             ------------             ------------
TOTAL EXPENSES                                  232,109             2,007,182                         -               3,124,041
                                            ------------          ------------             ------------             ------------
OTHER INCOME (LOSS)
Revenue                                          33,050                33,050                         -                  33,050
Dissolution of Corp Reports                           -                     -                         -                (503,507)
Other                                                 -                     -                         -                (138,774)
                                            ------------          ------------             ------------             ------------
                                                 33,050                33,050                         -                (609,231)

NET EARNINGS (LOSS)                            (290,059)           (1,974,132)                        -              (3,733,302)
ACCUMULATED DEFICIT:
Beginning                                    (4,190,118)           (2,506,045)              (2,288,111)                (746,875)
                                            ------------          ------------             ------------             ------------
Ending                                      $(4,480,177)          $(4,480,177)             $(2,288,111)             $(4,480,177)
                                            ============          ============             ============             ============
BASIC/DILUTED
LOSS PER SHARE                              $     (0.01)          $     (0.05)             $          -
                                                                  ============             ============




                       See Notes to Financial Statements

XRAYMEDIA.COM, INC.
(FORMERLY E-BIDD.COM, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
PERIOD FROM MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE), TO JUNE 30, 2000
--------------------------------------------------------------------------------

                                                                     Existing           Deficit
                           Common Stock                             Deficit at         Accumulated
                       --------------------      Additional        Inception of          During           Total
                       Number of                   Paid             Development        Development     Stockholders'
                        Shares       Amount      in Capital            Stage              Stage           Equity
--------------------------------------------------------------------------------------------------------------------
BEGINNING BALANCE

At inception of
development,
March 1, 1994               201       $  -         $746,875           $(746,875)        $        -     $         -

Shares issued               720          1            1,799

Net loss for period
ending 12/31/94                                                                             (1,800)

BALANCES
                       --------      -----       ----------         -----------        -----------     -----------

December 31, 1994           921          1          748,674            (746,875)            (1,800)              -

Shares issued

Net loss for period
ending 12/31/95

BALANCES
                       --------      -----       ----------         -----------        -----------     -----------

December 31, 1995           921          1          748,674            (746,875)            (1,800)              -

Shares issued                90          -           28,500

Net loss for period
ending 12/31/96                                                                            (50,165)

BALANCES
                       --------      -----       ----------         -----------        -----------     -----------

December 31, 1996         1,011          1          777,174            (746,875)           (51,965)        (21,665)

Shares issued            14,492         15          258,536

Net loss for period
ending 12/13/97                                                                           (174,022)

                          (Continued onto next page)

                       See Notes to Financial Statements

XRAYMEDIA.COM, INC.
(FORMERLY E-BIDD.COM, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENT OF STOCKHOLDERS' EQUITY  (UNAUDITED) (CONTINUED)
PERIOD FROM MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE), TO JUNE 30, 2000
--------------------------------------------------------------------------------

                                                                                 Existing          Deficit
                                   Common Stock                                 Deficit at        Accumulated
                           ----------------------------       Additional       Inception of         During            Total
                             Number                              Paid           Development       Development      Stockholders'
                            of Shares         Amount          in Capital           Stage             Stage            Equity
                           -----------      -----------      ------------      -------------     -------------     ------------
BALANCES
December 31, 1997               15,503               16         1,035,710          (746,875)         (225,987)          62,864
Shares issued                   15,275               15         1,237,445
Net loss for
period ending
12/31/98                                                                                           (1,315,249)
BALANCES
                           -----------      -----------      ------------      -------------     -------------     ------------
December 31, 1998               30,778               31         2,273,155          (746,875)       (1,541,236)         (14,925)
Shares issued:                                                          -
Net loss for
period ending
3/31/99                                                                                    -
BALANCES
                           -----------      -----------      ------------      -------------     -------------     ------------
March 31, 1999                  30,778               31         2,273,155          (746,875)       (1,541,236)         (14,925)
Shares issued
Shares issued to
acquire license             10,000,000           10,000           290,000
Shares issued for
cash                         6,590,000            5,590           207,010
Net loss for period
ending 12/31/99                                                                                      (217,934)
BALANCES
                           -----------      -----------      ------------      -------------     -------------     ------------
December 31, 1999          $16,620,778      $    16,521      $  2,770,165      $   (746,875)     $ (1,759,170)     $   280,741



                          (Continued onto next page)

                       See Notes to Financial Statements

XRAYMEDIA.COM, INC.
(FORMERLY E-BIDD.COM, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENT OF STOCKHOLDERS' EQUITY  (UNAUDITED) (CONTINUED)
PERIOD FROM MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE), TO JUNE 30, 2000
--------------------------------------------------------------------------------

                                  Common Stock
                            ------------------------                       Existing Deficit     Deficit Accumulated      Total
                              Number of                 Additional Paid     at Inception of           During          Stockholders'
                               Shares        Amount       in Capital       Development Stage     Development Stage       Equity
                            --------------  --------    ---------------    -----------------    -------------------   -------------
Shares issued

Shares issued in exchange
for extended business
model                         20,000,000     20,000        1,380,000
Shares issued in Exchange
for services                     210,000        210           71,790
Shares issued for cash         4,200,000      4,200          835,800
Shares issued under
Stock performance Plan         2,000,000      2,000                -
Net loss for period
ending 6/30/00                                                                                      (1,974,132)
BALANCES
                            ------------   --------    -------------       -------------        --------------      -------------
June 30, 2000                 43,030,778    $43,031      $ 5,057,755         $  (746,875)        $  (3,733,302)       $   620,609
                            ============   ========    =============       =============        ==============      =============

                       See Notes to Financial Statements

XRAYMEDIA.COM, INC.
(FORMERLY E-BIDD.COM, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENT OF CASH FLOW (Unaudited)
SIX MONTHS ENDED JUNE 30, 2000 AND 1999, AND
THE PERIOD MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE), TO JUNE 30, 2000
--------------------------------------------------------------------------------

                                                 Six Months Ended June 30,              Period From March 1, 1994
                                         ----------------------------------------     (Inception of the Development
                                                2000                  1999             Stage) through June 30, 2000
                                         ------------------    ------------------     -----------------------------

CASH FLOW FROM OPERATING
ACTIVITIES:

Net earnings (loss)                       $    (1,974,132)         $           -               $   (3,733,702)


Adjustment to reconcile net earnings
(loss) to net cash used by operating
activities

Depreciation and amortization                      20,187                      -                       52,111

Shares issued in exchange for extended
business model charged to
Website/Internet expenses                       1,400,000                      -                    1,400,000

Shares issued in exchange for services
charged to Professional fees                       72,000                      -                       72,000

Abandonment of furniture and office
equipment                                               -                      -                       30,809

Write-off goodwill                                      -                      -                      464,831

CHANGES IN CURRENT ASSETS
AND CURRENT LIABILITIES:

(Increase) decrease in current assets:

Pre-paids, deposits and accounts
receivable                                        (98,425)                     -                      (98,425)
(Increase) decrease in current liabilities

Accounts payable and accrued expenses              65,162                      -                       70,162
                                            -------------         --------------             ----------------
NET CASH USED FOR OPERATING
ACTIVITIES                                       (514,578)                     -                   (1,741,814)
                                            -------------         --------------             ----------------

                           (Continued on next page)

                       See Notes to Financial Statements

XRAYMEDIA.COM, INC.
(FORMERLY E-BIDD.COM, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENT OF CASH FLOW (Unaudited) (Continued)
SIX MONTHS ENDED JUNE 30, 2000 AND 1999, AND
THE PERIOD MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE), TO June 30, 2000
--------------------------------------------------------------------------------


                                                       Six Months Ended June 30,        Period from March 1, 1994
                                                       -------------------------      (Inception of the Development
                                                          2000          1999           Stage) Though June 30, 2000
                                                       ----------     ----------      -----------------------------
CASH FLOW FROM INVESTING ACTIVITIES:

Acquisition of website equipment                        (119,350)           -                    (119,350)
Acquisition of furniture and equipment                   (35,954)           -                     (85,974)
Acquisition of software license                                -            -                           -
(Purchase) of goodwill                                                                           (464,831)
                                                       ----------    ----------               ------------
NET CASH (USED) FOR INVESTING ACTIVITIES                (155,304)           -                    (670,155)
                                                       ----------    ----------               ------------
CASH FLOW FROM FINANCING ACTIVITIES:
Sale of common stock                                     842,000            -                   2,591,911
                                                       ----------    ----------               ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                842,000            -                   2,591,911
                                                       ----------    ----------               ------------
NET INCREASE (DECREASE) IN CASH                          172,118            -
CASH, beginning of period                                  7,824            -                           -
                                                       ----------    ----------               ------------
CASH, end of period                                    $ 179,942      $     -                  $  179,942
                                                       ==========    ==========               ============

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

Item 2 of Part I of Xraymedia.com, Inc.'s quarterly report for the quarter ended June 30, 2000 is hereby amended as follows:

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

XRAYMEDIA's principal business, at present, is a general media Internet website portal currently under development. The website, XRAYMEDIA.COM, when completed, will be comprised of a main general media site portal that will branch out into three media specific portals: Buy & Sell Services; Public Relations Services; and Advertising Agency Services. XRAYMEDIA intends to sell conventional media advertising space, online advertising, and advertising and public relations services via its Internet site.

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

XRAYMEDIA has yet to produce a steady revenue stream. XRAYMEDIA launched its general media Internet rollout site on April 24,2000. The launch of this website constitutes Phase 1 of a multi-phased sequence that is intended to see the unfolding of XRAYMEDIA's extended business model. The risk to shareholders is that this website may not operate as anticipated and the software that these websites feature may be perceived as having a limited life.

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

Losses

Net losses for the six months ended June 30, 2000, increased to $1,974,132 from $ 0 for the six months ended June 30, 1999. The increase in losses was primarily attributable to the purchase of website and computer equipment and services related to website development.

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

Upon filing this Form 10-QSB/A, XRAYMEDIA intends to commence a private placement that is scheduled to close by September 30, 2000, unless extended for an additional 60-days by XRAYMEDIA in its sole discretion. The offering is a best efforts no minimum offering consisting of 2,000,000 units at $.50 per unit. Each unit consists of one share of common stock of XRAYMEDIA and one warrant to purchase an additional share of common stock at a price of $.75 for a period of one year from the date of issuance ("First Hold Period") and at a price of $1.00 for a period of one year from the end of the First Hold Period. The common stock offered will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This disclosure is not an offer to sell securities and is not a solicitation of an offer to buy securities. Sales will be made only to accredited investors or to persons that are not U.S. residents. No money or other consideration is being solicited or will be accepted by way of this disclosure. The common stock offered has not been registered with or approved by any state securities agency or the U.S. Securities and Exchange Commission and will be offered and sold pursuant to exemptions from registration. If all the units are sold, then the net proceeds to XRAYMEDIA will be approximately $980,000. The proceeds will be used for general working capital.


Capital Expenditures

XRAYMEDIA made significant capital expenditures for computer equipment and servers for the development of XRAYMEDIA'S website during the period covered by this report. The only planned capital expenditure is related computer equipment. XRAYMEDIA is budgeting $200,000 for this expenditure.

As of June 2000, XRAYMEDIA's website has completed Phase 1, announced April 24,2000 and Phase 2 announced May 19,2000. XRAYMEDIA's estimated cash requirements are approximately $700,000 annually. The majority of XRAYMEDIA's cash requirements will be used for an office lease, personnel costs and professional fees.


Income Tax Expense (Benefit)

XRAYMEDIA has net operating loss carry forwards of approximately $2,300,000, which will expire in 2013 and 2014.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

                                             XRAYMEDIA.COM, INC.


DATED:  September 12, 2000               By:  /s/ Raymond C. Dabney
                                                  ---------------------
                                                  Raymond C. Dabney,
                                                  President and CEO