Form 10QSB
period 2000-09-30
XRAYMEDIA COM INC
filed 2000-11-17
CIK 1097068

--------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                Quarterly Report
                                   FORM 10-QSB
(Mark One)

   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended Sept. 30, 2000.

   [_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

                         Commission File Number: 0-27919


                               XRAYMEDIA.COM, INC.
        (Exact name of small business issuer as specified in its charter)


             Minnesota                                 52-2248689
  (State or other jurisdiction of                   (I.R.S. Employer
   Incorporation or organization)                Identification Number)


         555 Burrard Street, Suite 900, Vancouver, B. C., Canada V7X 1M9
              (Address of principal executive office)           (Zip Code)


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

                              Yes XX           No


     The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of Sept. 30, 2000 was 43,030,778.


--------------------------------------------------------------------------------

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Balance sheets at Sept. 30, 2000, Sept. 30, 1999 (both unaudited) and
(audited) December 31, 1999..................................................  2

Statements of operations for the nine months ended
Sept. 30, 2000 and Sept. 30, 1999 and the three months ended Sept. 30, 2000 and Sept. 30, 1999 and cumulative since inception of the
development stage (March 1, 1994)............................................  3

Statement of Stockholders' Equity for nine months ended Sept. 30, 2000.......  4

Statement of cash flows for the nine months ended
Sept. 30, 2000 and Sept. 30, 1999 and cumulative since inception of the development stage (March 1, 1994)............................................  5

Notes to the Financial Statements............................................  6

XRAYMEDIA.COM, INC.
(FORMERLY E-BIDD.COM, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
BALANCE SHEET (UNAUDITED)
AS AT SEPT. 30, 2000
COMPARATIVES AS OF DECEMBER 31, 1999,(AUDITED)AND SEPT. 30, 1999 (UNAUDITED)
--------------------------------------------------------------------------------


                                                     Sept. 30        Sept. 30          Dec. 31
ASSETS                                                 2000            1999             1999)
                                                   (Unaudited)      (Unaudited)       (Audited)
                                                   -----------      -----------      -----------
CURRENT ASSETS

Cash                                               $   117,549      $    25,905      $     7,824
Account Receivable                                      68,095               --               --
Pre-paids and deposits                                  12,255               --               --
                                                   -----------      -----------      -----------
TOTAL CURRENT ASSETS                                   197,899           25,905            7,824
                                                   -----------      -----------      -----------
FIXED ASSETS
Furniture and office equipment                          50,754               --               --
Accumulated amortization                                (4,927)              --               --
                                                   -----------      -----------      -----------
                                                        45,827               --               --
                                                   -----------      -----------      -----------
Website equipment                                      150,281               --               --
Accumulated amortization                               (11,492)              --               --
                                                   -----------      -----------      -----------
                                                       138,789               --               --
                                                   -----------      -----------      -----------
Net Fixed Assets                                       184,616               --               --

OTHER ASSETS
Software license                                       290,000               --          290,000
Accumulated amortization                               (34,033)              --          (12,083)
                                                   -----------      -----------      -----------
Net                                                    255,967               --          277,917
                                                   -----------      -----------      -----------
TOTAL ASSETS                                       $   638,482      $    25,905      $   285,741
                                                   ===========      ===========      ===========
CURRENT LIABILITIES
Accounts payable and accrued expenses              $    46,713      $     6,877      $     5,000
Notes Payable                                               --          160,422               --
                                                   -----------      -----------      -----------

TOTAL CURRENT LIABILITIES                               46,713          167,299            5,000
                                                   -----------      -----------      -----------

LONGTERM LIABILITIES

Advances from shareholders                             150,043               --               --
                                                   -----------      -----------      -----------
TOTAL L/T LIABILITY                                    150,043               --               --
                                                   -----------      -----------      -----------

TOTAL LIABILITIES                                      196,756          167,299            5,000
                                                   -----------      -----------      -----------
STOCKHOLDERS EQUITY (DEFICIT)

Common Stock, par value $.001; 100,000,000
shares authorized; issued and outstanding
43,030,778 at Sept. 30, 2000 and 16,620,778 at
Sept. 30, 1999 and Dec.31, 1999, respectively           43,031           16,621           16,621
Additional paid in capital                           3,677,755        2,480,165        2,770,165
Deficit at inception date                             (746,875)        (746,875)        (746,875)
Accumulated deficit during development stage        (2,532,185)      (1,891,305)      (1,759,170)
                                                   -----------      -----------      -----------
TOTAL STOCKHOLDERS' EQUITY                             441,726         (141,394)         280,741
                                                   -----------      -----------      -----------
(DEFICIT)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $   638,482      $    25,905      $   285,741
                                                   ===========      ===========      ===========

XRAYMEDIA.COM, INC.
(FORMERLY E-BIDD.COM, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT (UNAUDITED)
THREE MONTH AND NINE MONTHS ENDED SEPT. 30, 2000 AND 1999, AND
THE PERIOD MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE), TO SEPT. 30, 2000
--------------------------------------------------------------------------------


                                                                                   Period from
                                                                                   March 1, 1994
                                                                                    (Inception
                                                                  Three Months        of the
                                                                       and          Development
                                Three Months     Nine Months       Nine Months         Stage)
                                    Ended            Ended            Ended           Through
                                  Sept. 30,        Sept. 30,        Sept. 30,        Sept. 30,
                                    2000             2000             1999             2000
                                -----------      -----------      -----------      -----------
COSTS AND EXPENSES
Personnel Costs                 $    45,749      $    45,749      $    82,729      $   414,921
Occupancy Costs                      18,097           44,464            3,000          124,315
Professional Fees                    32,306          245,008          147,271          537,186
Computer Costs                       10,500           45,020               --           69,234
Marketing                             6,986           40,742           39,707           49,993
Travel                               20,689           75,009            8,502          121,561
Consulting                           16,242           94,784               --          167,344
Interest / Bank Charges                 950            1,840              233            6,555
Office Supplies/Supervision          12,441           68,601            3,237           75,722
Communication                         5,378            8,451            3,647           72,579
Insurance                             4,711           26,890            5,138           48,648
Miscellaneous                         2,958            6,206            2,105           15,805
Transfer Fees                         1,238            2,870               --           10,620
Depreciation / Amortization          17,552           38,369               --           69,663
Bad Debt Expense                         --               --           18,766            5,400
Website/Internet Expense              9,763           68,667           54,500          139,913
Investor Relations                   14,467           34,539               --           34,539
                                -----------      -----------      -----------      -----------
TOTAL EXPENSES                      220,027          847,209          350,069        1,964,098
                                -----------      -----------      -----------      -----------
OTHER INCOME (LOSS)
Revenue                              41,144           74,194               --           74,194
Dissolution of Corp Reports              --               --               --         (503,507)
Other                                    --               --               --         (138,774)
                                -----------      -----------      -----------      -----------
                                     41,144           74,194               --         (578,087)

NET EARNINGS (LOSS)                (178,883)        (773,015)        (350,069)      (2,532,185)
ACCUMULATED DEFICIT:
Beginning                        (3,100,177)      (2,506,045)      (2,288,111)        (746,875)
                                -----------      -----------      -----------      -----------
Ending                          $(3,279,060)     $(3,279,060)     $(2,638,180)     $(3,279,060)
                                ===========      ===========      ===========      ===========
BASIC/DILUTED
LOSS PER SHARE                  $     (0.01)     $     (0.02)     $     (0.01)
                                ===========      ===========      ===========

XRAYMEDIA.COM, INC.
(FORMERLY E-BIDD.COM, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
PERIOD FROM MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE),
TO SEPT. 30, 2000
--------------------------------------------------------------------------------

                                                                         Existing       Deficit
                                                 Common Stock           Deficit at     Accumulated
                                         ---------------------------    Additional     Inception of      During          Total
                                          Number of                        Paid        Development     Development    Stockholders'
                                            Shares          Amount      in Capital        Stage           Stage          Equity
                                         -----------     -----------    -----------    -----------     -----------     -----------
BEGINNING BALANCE

At inception of
development,
March 1, 1994                                    201     $        --    $   746,875    $  (746,875)    $        --     $        --

Shares issued                                    720               1          1,799

Net loss for period
ending 12/31/94                                                                                             (1,800)
                                         -----------     -----------    -----------    -----------     -----------     -----------
BALANCES
December 31, 1994                                921               1        748,674       (746,875)         (1,800)             --

Shares issued

Net loss for period
ending 12/31/95
                                         -----------     -----------    -----------    -----------     -----------     -----------
BALANCES
December 31, 1995                                921               1        748,674       (746,875)         (1,800)             --

Shares issued                                     90              --         28,500

Net loss for period
ending 12/31/96                                                                                            (50,165)
                                         -----------     -----------    -----------    -----------     -----------     -----------
BALANCES
December 31, 1996                              1,011               1        777,174       (746,875)        (51,965)        (21,665)

Shares issued                                 14,492              15        258,536

Net loss for period
ending 12/13/97                                                                                           (174,022)

                                                                                         Existing        Deficit
                                                Common Stock                            Deficit at     Accumulated
                                         ---------------------------     Additional    Inception of      During            Total
                                            Number                          Paid       Development     Development    Stockholders'
                                          of Shares         Amount       in Capital       Stage           Stage           Equity
                                         -----------     -----------    -----------    -----------     -----------     -----------
BALANCES
December 31, 1997                             15,503              16      1,035,710       (746,875)       (225,987)         62,864

Shares issued                                 15,275              15      1,237,445
Net loss for
period ending
12/31/98                                                                                                (1,315,249)
                                         -----------     -----------    -----------    -----------     -----------     -----------
BALANCES
December 31, 1998                             30,778              31      2,273,155       (746,875)     (1,541,236)        (14,925)
Shares issued:
Net loss for
period ending
3/31/99
                                         -----------     -----------    -----------    -----------     -----------     -----------
BALANCES
March 31, 1999                                30,778              31      2,273,155       (746,875)     (1,541,236)        (14,925)
Shares issued
Shares issued to
acquire license                           10,000,000          10,000        290,000
Shares issued for
cash                                       6,590,000           5,590        207,010
Net loss for period
ending 12/31/99                                                                                           (217,934)
                                         -----------     -----------    -----------    -----------     -----------     -----------
BALANCES
December 31, 1999                         16,620,778     $    16,521    $ 2,770,165    $  (746,875)    $(1,759,170)    $   280,741

                                                                                         Existing        Deficit
                                                Common Stock                            Deficit at     Accumulated
                                         ---------------------------     Additional    Inception of      During            Total
                                            Number                          Paid       Development     Development    Stockholders'
                                          of Shares         Amount       in Capital       Stage           Stage           Equity
                                         -----------     -----------    -----------    -----------     -----------     -----------
Shares issued

Shares issued in exchange
for extended business
model                                     20,000,000          20,000             --
Shares issued in Exchange
for services                                 210,000             210         71,790
Shares issued for cash                     4,200,000           4,200        835,800
Shares issued under
Stock performance Plan                     2,000,000           2,000             --
Net loss for period
ending 9/30/00                                                                                            (773,015)
                                         -----------     -----------    -----------    -----------     -----------     -----------
BALANCES
Sept. 30, 2000                            43,030,778     $    43,031    $ 3,677,755    $  (746,875)    $(2,532,185)    $   441,726
                                         ===========     ===========    ===========    ===========     ===========     ===========

XRAYMEDIA.COM, INC.
(FORMERLY E-BIDD.COM, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENT OF CASH FLOW (Unaudited)
NINE MONTHS ENDED SEPT. 30, 2000 AND 1999, AND
THE PERIOD MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE), TO SEPT. 30, 2000
--------------------------------------------------------------------------------


                                                Nine Months Ended Sept. 30,            Period From March 1, 1994
                                               ----------------------------          (Inception of the Development
                                                   2000             1999             Stage) through Sept. 30, 2000
                                               -----------      -----------          -----------------------------
CASH FLOW FROM OPERATING
ACTIVITIES:

Net earnings (loss)                            $  (773,015)     $  (350,069)                 $(2,532,185)


Adjustment to reconcile net earnings
(loss) to net cash used by operating
activities

Depreciation and amortization                       38,369               --                       69,663

Shares issued in exchange for extended
business model charged to
Website/Internet expenses                           20,000               --                       20,000

Shares issued in exchange for services
charged to Professional fees                        72,000               --                       72,000

Abandonment of furniture and office
equipment                                               --               --                       30,809

Write-off goodwill                                      --               --                      464,831

CHANGES IN CURRENT ASSETS
AND CURRENT LIABILITIES:

(Increase) decrease in current assets:

Pre-paids, deposits and accounts
receivable                                         (80,350)         (18,766)                     (80,350)
(Increase) decrease in current liabilities

Accounts payable and accrued expenses               41,713               --                       46,713
                                               -----------      -----------                  -----------
NET CASH USED FOR OPERATING
ACTIVITIES                                        (681,283)        (368,835)                  (1,908,519)
                                               -----------      -----------                  -----------


                                                Nine Months Ended Sept. 30,            Period From March 1, 1994
                                               ----------------------------          (Inception of the Development
                                                   2000             1999             Stage) through Sept. 30, 2000
                                               -----------      -----------          -----------------------------
CASH FLOW FROM INVESTING ACTIVITIES:

Acquisition of website equipment                  (150,281)              --                     (150,281)
Acquisition of furniture and equipment             (50,754)              --                     (100,774)
Acquisition of software license                         --               --                           --
(Purchase) of goodwill                            (464,831)
                                               -----------      -----------                  -----------
NET CASH (USED) FOR INVESTING ACTIVITIES          (201,035)              --                     (715,886)
                                               -----------      -----------                  -----------
CASH FLOW FROM FINANCING ACTIVITIES:
Sale of common stock                               842,000          223,600                    2,591,911
Advances from shareholders                         150,043               --                      150,043
                                               -----------      -----------                  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES          992,043          223,600                    2,741,954
                                               -----------      -----------                  -----------
NET INCREASE (DECREASE) IN CASH                    109,725         (145,235)                     117,549
CASH, beginning of period                            7,824               --                           --
                                               -----------      -----------                  -----------
CASH, end of period                            $   117,549      $  (145,235)                 $   117,549
                                               ===========      ===========                  ===========

Supplemental Disclosure:2000

Noncash investing and financing activities

20,000,000 shares of the Company's common stock issued to our President, Raymond Dabney, in exchange for our business plan, were previously valued at $1,400,000. The valuation of those shares has been adjusted to par value to present an aggregate value of $20,000. The adjustment was made because we believe the value of the business plan to us is not $1,400,000; but, rather, $20,000.

Shares issued in exchange for services

162,000 shares of the Company's common stock were issued in exchange for services charged for professional fees.

No significant amounts of interest or taxes were paid during the periods shown above.


                        See Notes to Financial Statements

XRAYMEDIA.COM, INC.
(FORMERLY E-BIDD.COM, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
REPORT ON REVIEW OF FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPT. 30, 2000 AND 1999
--------------------------------------------------------------------------------


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

XRAYMEDIA.COM, Inc. is a Minnesota corporation formerly named E-BIDD. Because we became aware of another company with a similar name that also operates an Internet auction site, we changed our name to XRAYMEDIA.COM, INC. as of June 28, 2000.

Our principal business is an Internet Media SuperPortal that is currently under development at the website address www.xraymedia.com. Our website, when completed, will be comprised of a general Media SuperPortal that branches out into three media specific portals: Corporate Culture; Media Commerce; and Community Resources. We intend to sell conventional media advertising space, online advertising, and advertising and public relations services via our Internet site.

We intend to gear our general Media SuperPortal towards the business of selling conventional media advertising space, online advertising, advertising agency services and public relations services. Clients will be able to access various services using our website, including the purchase of radio and television advertising time, creative advertising services and public relations services that cater to financial, technology and real estate clients. As we develop our website further, registered users will be able to buy media online in a larger selection of markets, online banner advertising, added interactivity functions, and a range of other content and media related services. We intend to host real-time Internet-based auctions that provide media buyers and sellers with an online exchange of advertising space at market driven prices.

Because we are still developing our website, we have not produced a steady revenue stream. We launced our original website on April 24, 2000 and, after six months of development, we launched a new Media SuperPortal and Media Auction test site on October 24, 2000. We plan to complete testing of our media auction capabilities on our website by the end of 2000, but we realize that this website may not operate as anticipated. Even if the media auction operates successfully, the software that our website uses may become obsolete quickly, as the software industry in general, and the type of software we are using in particular, is a rapidly changing technology.

Plan of Operation

Our plan of operation for the remainder of the year 2000 is to continue to test our website and auction software, while we continue to investigate new opportunities and potential partners who are in the business of selling conventional media advertising space and online advertising. We will continue to develop our new Internet Media SuperPortal.

Results of Operations

Sales. We have generated minor revenues from operations including media service sales since June 2000.

Losses. Net losses for the nine months ended Sept. 30, 2000, increased to $773,015 from $350,069 for the nine months ended Sept. 30, 1999. The increase in losses was primarily attributable to the purchase of website and computer equipment and services related to website development. We expect to continue to incur losses at least through fiscal year 2000 and there can be no assurance that we will achieve or maintain profitability, generate revenue or sustain future growth.

Expenses. General and administrative expenses for the nine months ended Sept. 30, 2000, increased to $847,209 from $350,069 for the nine months ended Sept. 30, 1999. The substantial increase in general and administrative expenses were the result of continued website development.

Depreciation and amortization expenses for the nine months ended Sept. 30, 2000 and Sept. 30, 1999 was $38,369 and $0, respectively.

Liquidity and Capital Resources. Cash flow used by operations was $681,283 for the nine months ended Sept. 30,2000, and $368,833 for the nine months ended Sept. 30, 1999. The increase in negative cash flow for the nine months ended Sept. 30, 2000 was primarily attributable to website development expenses.

Cash flow used for investing activities was $201,035 for the nine months ended Sept. 30, 2000, and $0 for the nine months ended Sept. 30, 1999. The negative cash flow for the nine months ended Sept. 30, 2000 is primarily attributable to the acquisition of website-developing equipment.

Cash flow generated from financing activities was $992,043 for the nine months ended Sept. 30, 2000 and $223,600 for the nine months ended Sept. 30, 1999. Our financing activities primarily consisted of proceeds from our private placements discussed below and advances from our shareholders.

We have funded our cash needs over the periods covered by this Form 10-QSB through the issuance of our equity securities and advances from shareholders. Our auditors have qualified their opinion to express doubt about our ability to continue as a going concern. We will require substantial additional capital infusions in the near future in order to accomplish our business plan. There can be no guarantee that we will be able to secure the capital necessary to carry out our business plan on acceptable terms, or at all. As discussed in more detail below, we intend to raise funds through a private placement of our equity securities.

On January 18, 2000, we conducted a private placement of our securities, which were offered and sold to twenty-two non-U.S. residents and four U.S. residents, in the amounts of $500,000 and $352,000 for total gross proceeds of $852,000, which is to be used as general working capital. We sold a total of 4,260,000 units at a price of $0.20 per unit. Each unit consists of one share of our common stock and one warrant to purchase an additional share of our common stock at a price of $0.30 for a period of one year from the date of issuance ("First Hold Period") and at a price of $0.50 for a period of one year from the end of the First Hold Period.

We are currently offering our equity securities through a private placement that is scheduled to close by November 30, 2000. The offering is a best effort, no minimum, consisting of 2,000,000 units at $0.50 per unit. Each unit consists of one share of our common stock and one warrant to purchase an additional share of common stock at a price of $0.75 for a period of one year from the date of issuance ("First Hold Period") and at a price of $1.00 for a period of one year from the end of the First Hold Period. The common stock offered will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

This disclosure is not an offer to sell securities and is not a solicitation of an offer to buy securities. Sales will be made only to accredited investors or to persons that are not U.S. residents. No money or other consideration is being solicited or will be accepted by way of this disclosure. The common stock offered has not been registered with or approved by any state securities agency or the United States Securities and Exchange Commission and will be offered and sold pursuant to exemptions from registration. If all the units are sold, then the net proceeds to XRAYMEDIA will be approximately $980,000. The proceeds will be used for general working capital.

Proposed Acquisition of Assets. Pursuant to an Agreement dated May 30, 2000, the Company agreed to purchase assets of Multi-Com Enterprises, Inc. Both parties have agreed not to proceed with the aforementioned Agreement. Details of this Agreement were reported in the quarterly report on Form 10-QSB which we filed with the Securities and Exchange Commission on or about June 30, 2000.

Capital Expenditures. XRAYMEDIA made significant capital expenditures on property or equipment for the development of our website, computer equipment and servers over the periods covered by this and earlier reports. Our only planned capital expenditure is related computer equipment. We are budgeting $200,000 for this expenditure.

As of September 2000, we have completed our Phase 1 website testing and development, announced April 24,2000, our Phase 2 website testing and development, announced May 19,2000, and have entered into our Phase 3 website testing, announced as a new Media SuperPortal and Media Auction test site. Our estimated cash requirements are approximately $700,000 annually. The majority of our cash requirements will be used for an office lease, personnel costs,professional fees and equipment.

Income Tax Expense (Benefit). We have net operating loss carry forwards of approximately $1,000,000, which will expire in 2013 and 2014.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings. Not applicable

Item 2. Changes in Securities. Not applicable.

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5. Other Information. On or about August 4, 1999, we issued 10,000,000 shares of our common stock to Laurier Limited to acquire a license for certain computer software related to our auction website. Because we never received the computer software from Laurier Limited, our management has decided to cancel those 10,000,000 shares of our common stock.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits required by Item 601 of Regulation S-B.

            Exh. 2 - not applicable
            Exh. 3 - previously filed with Commission
            Exh. 4 - previously filed with Commission
            Exh. 10 - previously filed with Commission
            Exh. 11 - included in financial statements filed in Part I Exh. 15 - not applicable
            Exh. 18 - not applicable
            Exh. 19 - not applicable
            Exh. 22 - not applicable
            Exh. 23 - not applicable
            Exh. 24 - not applicable
            Exh. 27 - Financial Data Schedule

     (b) Reports on Form 8-K. No reports on Form 8-K were filed by us during this quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.


                                        XRAYMEDIA.COM, INC.


DATED:  November 15, 2000               By: /s/ Raymond C. Dabney
                                            ---------------------
                                            Raymond C. Dabney,
                                            President and CEO