Form 10KSB/A
period 1999-12-31
XRAYMEDIA COM INC
filed 2001-02-16
CIK 1097068

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

         Commission file number: 0-27919

                                e-bidd.com, Inc.
                 (Name of Small Business Issuer in Its Charter)

                Minnesota                                 410951123
    (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)


       555 West Hastings Street, Suite 800, Vancouver, B.C., Canada V6B4N5
               (Address of Principal Executive Offices) (Zip Code)

                                 (888) 777-0658
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

    Title of Each Class                Name of each Exchange on Which Registered
Common Stock ($0.001 Par Value)                           None
  Preferred Stock ($0.001


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

On April 4, 2000, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 26,770,778 .

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

Item 7.       Financial Statements............................................14

Item 8.       Changes in and Disagreements with Accountants...................15


                                    PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act...............15

Item 10.      Executive Compensation .........................................16

Item 11.      Security Ownership of Certain Beneficial Owners and Management..17

Item 12.      Certain Relationships and Related Transactions..................17

Item 13.      Exhibits and Reports on Form 8-K................................18

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

A. Corporate Organization

As used herein the terms "e-bidd" and "e-bidd.com" refers to e-bidd.com, Inc., a Minnesota corporation, its subsidiaries and predecessors, unless the context indicates otherwise. At the time the original annual report for the period ended December 31, 1999 was filed, a potential conflict existed between e-bidd and another totally separate and unrelated company by a similar name, www.Ebid.com, that also operated as an Internet auction site. E-bidd changed its name to resolve that potential conflict.

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

On December 4, 1998, AJA Merchant Banking Corporation changed its name to Image Photo Systems, Inc. and began developing 3D picture viewers for children. Image Photo Systems, Inc. developed a prototype 3D picture viewer, but failed to reach the manufacturing, production, or sales stage. In 1999, the officers and directors associated with the acquisition of Image Photo Systems, Inc. resigned. In July, 1999 Image Photo Systems, Inc., under new management, entered into an Agreement with Laurier Limited, whereby it acquired its current operations as an Internet auction site and licensor of Auction and Ad Serving Software and Laurier Limited received 10,000,000 restricted shares of Image Photo Systems, Inc. stock. In September 1999, Image Photo Systems, Inc. changed its name to e-bidd.com, Inc.

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

     3)   Fostering  Corporate  Relationships  and Developing  Multiple  Revenue
          Streams:

          Hopefully, the opportunity to create lateral synergies with corporations and organizations will provide e-bidd an income stream through sponsorships, banner advertisements and e- commerce opportunities.

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

Record Holders

As of March 31, 2000, there were approximately 303 shareholders of record holding a total of 26,770,778 shares of Common Stock. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

This amended Form 10-KSB has been filed because, as of September 30, 2000, the Company had not received the software license from Laurier Limited for which 10,000,000 shares of common stock had been issued. Because of this default, the company has reversed the asset and related stockholders' equity amounts originally recorded in this transaction retroactively to Dec. 31, 1999.

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

ITEM 7. FINANCIAL STATEMENTS

The Company's financial statements for the fiscal year ended December 31, 1999 and 1998 are attached hereto.









                     [THIS SPACE LEFT BLANK INTENTIONALLY]

                                E-BIDD.COM, INC.
                      (FORMERLY IMAGE PHOTO SYSTEMS, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                     REPORT ON AUDIT OF FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                    CONTENTS
                                                                            PAGE

Independent Auditors' Report ...........................................     1-2
FINANCIAL STATEMENTS

     Balance Sheets.....................................................       3
     Statements of Operations and Accumulated Deficit...................       4

     Statements of Stockholders' Equity.................................       5
     Statements of Cash Flows ..........................................       6

     Notes to Financial Statements......................................    7-11

                          INDEPENDENT AUDITORS' REPORT



                                                    March 15, 2000
                                                    (except for Note G, which
                                                    is January 12, 2001)

Board of Directors
E-BIDD.COM, INC.
(Formerly Image Photo Systems, Inc.)
(A Company in the Development Stage)
Vancouver, B.C., Canada

We have audited the accompanying balance sheets of E-BIDD.Com, Inc. (formerly Image Photo Systems, Inc.) (A Company in the Development Stage) (Company), as of December 31, 1999 and 1998 and the related statements of operations and accumulated deficit, and of cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of E-Bidd.Com, Inc. (a Company in the development stage), as of and for the years ended prior to December 31, 1997 were audited by other auditors, whose reports expressed an unqualified opinion on these statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E-BIDD.COM, INC. (formerly Image Photo Systems, Inc.) (A Company in the Development Stage) at December 31, 1999,and 1998 and the results of its operations and cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

Board of Directors E-BIDD.COM, INC.
(Formerly Image Photo Systems, Inc.)
(A Company in the Development Stage)
Vancouver, B.C., Canada
1

Page two

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has had no sales and suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management plans in regards to these matters are also described in Note F. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

As discussed in Note G to the financial statements, certain errors resulting in the overstatement of previously reported assets and stockholders' equity as of December 31, 1999, were discovered by management of the Company during 2000. Accordingly, the 1999 financial statements have been restated to correct the error.


                                                    Bedinger & Company


                                                    Certified Public Accountants
                                                    Walnut Creek, California

E-BIDD.COM,INC.
(FORMERLY IMAGE PHOTO SYSTEMS, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                               December 31
                                                        --------------------------
                                                           1999           1998
                                                        -----------    -----------
ASSETS
CURRENT ASSETS
     Cash                                               $     7,824    $      --
                                                        -----------    -----------
       TOTAL CURRENT ASSETS                                   7,824           --
                                                        -----------    -----------
       TOTAL ASSETS                                     $     7,824    $      --
                                                        ===========    ===========

CURRENT LIABILITIES
     Accounts payable and accrued expenses              $    15,000    $    14,925
                                                        -----------    -----------
       TOTAL CURRENT LIABILITIES                             15,000         14,925
                                                        -----------    -----------
STOCKHOLDERS' EQUITY [DEFICIT](Note D)

     Common Stock, par value $.001; 100,000,000
     shares authorized; issued and outstanding
     6,620,778 and 30,788 at December 31, 1999 and
     1998, respectively                                       6,621             31

     Additional paid in capital                           2,480,165      2,273,155
     Deficit at inception date                             (746,875)      (746,875)
     Accumulated deficit during the development stage    (1,747,087)    (1,541,236)
                                                        -----------    -----------
       TOTAL STOCKHOLDERS' EQUITY [DEFICIT]                  (7,176)       (14,925)
                                                        -----------    -----------
       TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                            $     7,824    $      --
                                                        ===========    ===========

                       See Notes to Financial Statements

E-BIDD.COM, INC.
(FORMERLY  IMAGE PHOTO SYSTEMS, INC)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
Years ended December 31, 1999, 1998, and 1997, and
   the period March 1, 1994 (inception of the development stage), to
   December 31, 1999
--------------------------------------------------------------------------------

                                                                                 Period from March 1, 1994
                                                 Year Ended December 31             (inception of the
                                      -----------------------------------------     development stage)
                                          1999           1998           1997      through Dec. 31, 1999
                                      -----------    -----------    -----------   ---------------------
COSTS AND EXPENSES
      Personnel Costs                 $    30,058    $   207,525    $    81,424      $   369,172
      Occupancy costs                      21,769         31,749         26,333           79,851
      Professional fees                   188,238         77,132         25,008          292,178
      Computer costs                        9,300          8,529          6,385           24,214
      Marketing                              --              721          8,530            9,251
      Travel                               34,341          5,733          6,478           46,552
      Consulting                           72,560           --             --             72,560
      Interest and bank charges               478            951          3,286            4,715
      Office supplies                       3,991            514          2,616            7,121
      Communication                        53,491          6,964          3,673           64,128
      Insurance                            20,317            697            744           21,758
      Miscellaneous                           547          6,791          2,261            9,599
      Transfer fees                         3,770          3,980           --              7,750
      Depreciation and amortization          --           14,056          5,155           19,211
      Bad  debt expense                      --            5,400           --              5,400
      Website/Internet expenses            63,094           --            8,252           71,346
                                      -----------    -----------    -----------      -----------
           TOTAL EXPENSES                 501,954        370,742        180,145        1,104,806
                                      -----------    -----------    -----------      -----------

OTHER INCOME [LOSS](Notes D and E)
      Dissolution of CorpReports             --         (503,507)          --           (503,507)
      Other                               296,103       (441,000)         6,123         (138,774)
                                      -----------    -----------    -----------      -----------
                                          296,103       (944,507)         6,123         (642,281)

NET EARNINGS [LOSS]                      (205,851)    (1,315,249)      (174,022)      (1,747,087)

ACCUMULATED DEFICIT:
      Beginning                        (2,288,111)      (972,862)      (798,840)        (746,875)
                                      -----------    -----------    -----------      -----------

      Ending                          $(2,493,962)   $(2,288,111)   $  (972,862)     $(2,493,962)
                                      ===========    ===========    ===========      ===========

BASIC AND DILUTED
LOSS PER SHARE (Note A)               $     (0.07)   $      (.05)   $      (.03)
                                      ===========    ===========    ===========

                       See Notes to Financial Statements

E-BIDD.COM, INC.
(FORMERLY  IMAGE  PHOTO SYSTEMS, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF STOCKHOLDERS' EQUITY
Period from March 1, 1994 (inception of development stage), to December 31, 1999
--------------------------------------------------------------------------------

                                                                                                           Deficit
                                                       Common Stock                     Existing deficit accumulated
                                               --------------------------   Additional   at inception      during         Total
                                                Number of                    Paid-in    of development   development   Stockholder's
                                                 Shares         Amount       Capital        stage           stage         Equity
                                               -----------    -----------   -----------   -----------    -----------    -----------
BEGINNING BALANCE
  at inception of development, March 1, 1994           201    $      --     $   746,875   $  (746,875)   $      --      $      --
  Shares issued                                        720              1         1,799
  Net loss for period ending 12/31/94                                                                         (1,800)

BALANCES
                                               -----------    -----------   -----------   -----------    -----------    -----------
  December 31, 1994                                    921              1       748,674      (746,875)        (1,800)          --
  Shares issued
  Net loss for period ending 12/31/95                 --

BALANCES
                                               -----------    -----------   -----------   -----------    -----------    -----------
  December 31, 1995                                    921              1       748,674      (746,875)        (1,800)          --
  Shares issued                                         90           --          28,500
  Net loss for period ending 12/31/96                                                                        (50,165)

BALANCES
                                               -----------    -----------   -----------   -----------    -----------    -----------
  December 31, 1996                                  1,011              1       777,174      (746,875)       (51,965)       (21,665)
  Shares issued                                     14,492             15       258,536
  Net loss for period ending 12/31/97                                                                       (174,022)

BALANCES
                                               -----------    -----------   -----------   -----------    -----------    -----------
  December 31, 1997                                 15,503             16     1,035,710      (746,875)      (225,987)        62,864
  Shares issued                                     15,275             15     1,237,445
  Net loss for period ending 12/31/98                                                                     (1,315,249)

BALANCES
                                               -----------    -----------   -----------   -----------    -----------    -----------
  December 31, 1998                                 30,778             31     2,273,155      (746,875)    (1,541,236)       (14,925)
  Shares issued                                  6,590,000          6,590       207,010
  Net loss for period ending 12/31/99                                                                       (205,851)

BALANCES
                                               -----------    -----------   -----------   -----------    -----------    -----------
  December 31, 1999                              6,620,778    $     6,621   $ 2,480,165   $  (746,875)   $(1,747,087)   $    (7,176)
                                               ===========    ===========   ===========   ===========    ===========    ===========


The Company also had other non-cash investing and financing activities:

                                        Year Ended December 31
                           -----------------------------------------------------
                              1999                 1998                  1997
                           ----------           ----------            ----------
Conversion of debt to
  common Stock             $        0           $        0               343,549
                           ==========           ==========            ==========

                       See Notes to Financial Statements

E-BIDD.COM,INC.
(FORMERLY IMAGE PHOTO  SYSTEMS, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF CASH FLOWS
Years ended December 31, 1999, 1998, and 1997, and the period from March 1, 1994
  (inception of the development stage), to December 31, 1999
--------------------------------------------------------------------------------

                                                                                               Period from
                                                                                              March 1, 1994,
                                                                                              (Inception of
                                                           Year Ended December 31             the development
                                                  -----------------------------------------   stage) through
                                                      1999           1998           1997      Dec. 31, 1999
                                                  -----------    -----------    -----------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings [loss]                             $  (205,851)   $(1,315,249)   $  (174,022)   $(1,747,087)
  Adjustments to reconcile net earnings
     [loss] to net cash used by operating
     activities:
  Depreciation and amortization                          --           14,056          5,155         19,211
  Abandonment of furniture & equipment                   --           30,809           --           30,809
  Write-off of goodwill                                  --          464,831           --          464,831
CHANGES IN CURRENT ASSETS AND CURRENT
  ASSETS AND CURRENT LIABILITIES:
  [Increase] decrease in current assets:
     Accounts receivable                                 --            3,500         (3,500)          --

  Increase [decrease] in current liabilities:
     Accounts payable and accrued expenses                 75        (40,328)        46,573         15,000
                                                  -----------    -----------    -----------    -----------

NET CASH  USED FOR OPERATING ACTIVITIES              (205,776)      (842,381)      (125,794)    (1,217,236)
                                                  -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of furniture
    and equipment                                        --             --          (50,020)       (50,020)
  [Increase] decrease Security Deposit                   --            7,839         (7,289)          --
  [Purchase] of goodwill                                                           (464,831)      (464,831)
                                                  -----------    -----------    -----------    -----------

NET CASH [USED] FOR INVESTING ACTIVITIES                 --            7,839       (522,140)      (514,851)
                                                  -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance [repayment] of notes payable                  --         (398,490)       398,490           --
  Sale of common stock                                213,600      1,237,460        258,551      1,739,911
  Common stock subscriptions                             --             --          (14,000)          --
                                                  -----------    -----------    -----------    -----------

NET CASH PROVIDED  BY FINANCING
  ACTIVITIES                                          213,600        838,970        643,041      1,739,911
                                                  -----------    -----------    -----------    -----------

NET INCREASE [DECREASE] IN CASH                         7,824          4,428         (4,893)         7,824

CASH, beginning of period                                --           (4,428)           465           --
                                                  -----------    -----------    -----------    -----------

CASH, end of period                               $     7,824    $      --      $    (4,428)   $     7,824
                                                  ===========    ===========    ===========    ===========


SUPPLEMENTAL DISCLOSURE:

     No significant amounts of interest or taxes were paid during the periods shown above.

     The Company purchased the following assets and assumed the following liabilities in connection with the acquisition described in Note D. The above Statement of Cash Flows for the year ended December 31, 1997 are net of the assets and liabilities acquired in the acquisition.

          Current assets                         $   6,696
          Office furniture and equipment            46,185
          Security deposit                           7,289
                                                 ---------
                                                 $  60,170
                                                 =========

          Accrued liabilities                    $  10,450
          Notes payable                            503,907
                                                 ---------
                                                 $ 514,357
                                                 =========


                       See Notes to Financial Statements

E-BIDD.COM,INC.
(FORMERLY IMAGE PHOTO  SYSTEMS, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

In 1999, the officers and directors associated with the acquisition of the restricted common stock in February 1998, by A. J. Alda & Associates resigned and the remaining officers and Directors are attempting to resurrect the Company. In September, 1999, the Company changed its name to E-BIDD.Com, Inc.

The Company's principal business, at present, is a banner auction internet site currently under development. When completed, the site will allow the auction of banner ads on a person-to-person and business-to-business basis. Because the Company is in the development stage, the accompanying financial statements should not be regarded as typical for normal operating periods.

Summary of Significant Accounting Principles

a. Accounting estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

b.  Basic earnings per share

Basic earnings [loss] per share have been calculated in conformity with Financial Accounting Standards Board Statement No. 128 "Earnings per Share". The Company has a simple capital structure with no significant potential common shares. Basic earnings [loss] per share is calculated weighted on the average number of common shares outstanding each year (1999 - 2,776,612; 1998-16,635; 1997-8,257).

E-BIDD.COM,INC.
(FORMERLY IMAGE PHOTO  SYSTEMS, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Principles (Continued)

c. Going concern

The Company has had no sales and suffered recurring losses from operations that raise substancial doubt about its ability to continue as a going concern. However, the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

d. Office furniture and equipment

Office furniture and equipment purchases are capitalized and the cost depreciated over the estimated useful lives of the related assets, generally five to seven years. Office furniture and equipment abandoned is written off at the time of the abandonment.

e. Issuance of Common Stock

The issuance of common stock for other than cash is recorded by the Company at managements estimate of the fair value of the assets acquired or service rendered.

f. Income taxes

In 1999 and 1998 only the minimum state taxes were paid. The Company has net operating loss carryforwards of approximately $2,100,000 which will expire in 2013 and 2014.

g. Functional Currency

The financial statements are stated in U. S. dollars which is the functional currency of the Company.

E-BIDD.COM,INC.
(FORMERLY IMAGE PHOTO  SYSTEMS, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Principles (Continued)

h. Deferred tax assets

Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109 and consist primarily of net operating loss carryforwards amounting to approximately $2, 100,000. Because of the uncertainty of utilizing the net operating loss carryforward, a valuation allowance of the maximum has been provided against the deferred tax asset.

NOTE B - NOTES PAYABLE

The Notes Payable at December 31, 1997 which amounted to $398,490 were terminated as of August 1998.

NOTE C- COMMON STOCK

In 1999 the Company executed a 1000 for 1 reverse stock split. This stock split has been reflected retroactively in the financial statements and notes thereto.

E-BIDD.COM,INC.
(FORMERLY IMAGE PHOTO  SYSTEMS, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE D - ACQUISITION OF CORPREPORTS.COM, INC. (CORP REPORTS)

In September 1997, the Company exchanged 3,500 shares of its restricted common stock for all of the outstanding common stock of CorpReports. Com, Inc. The acquisition has been accounted for as a purchase and results of the operations have been included in the accompanying consolidated financial statements since the effective date of acquisition was September 30, 1997. The summarized assets and liabilities of the purchased company are stated at fair value as of September 30, 1997 are as follows:

     Cash                                                      $   3,856
     Other Current Assets                                          6,696
     Office furniture and equipment (net)                         46,185
     Security deposit                                              7,289
                                                               ---------
                                                               $  64,026
                                                               =========
     Accrued liabilities                                       $  10,450
     Due to parent                                                11,000
     Notes payable                                               503,907
                                                               ---------
                                                                 525,537
     Capital stock                                                 3,080
     Accumulated deficit                                        (464,411)
                                                               ---------
                                                               $  64,026
                                                               =========

Any remaining balances in these accounts were written-off as of August 31, 1998 as further explained in Note A.

NOTE E - OTHER INCOME

The other income for the year ended December 31, 1999 arose from the forgiveness of certain indebtedness to an unrelated stockholder.

NOTE F - SUBSEQUENT EVENTS

Subsequent to year end the Company completed a private placement offering in the amount of $860,000. Management intends to use the offering proceeds for working capital purposes. Management believes the offering will provide sufficient working capital for the coming year.

NOTE G - CORRECTION OF ERROR

As of September 30, 2000 the Company had not yet received the software license from Laurier Limited for which 10,000,000 shares of common stock had been issued during the year. In response to this default, the Company has reversed the asset and related stockholders' equity amounts originally recorded in this transaction retroactively to December 31, 1999.

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

                                            SUMMARY COMPENSATION TABLE

                                     Annual Compensation                         Long Term Compensation
                                                                                  Awards         Payout
                                                                                       Securities
Name and                                                                  Restricted   Underlying        LTIP      All Other
Principal                    Year      Salary     Bonus     Other Annual    Stock       Options         payouts   Compensation
Position                     ($)        ($)        ($)      Compensation   Award(s)      SARs(#)          ($)          ($)
--------------------------------------------------------------------------------------------------------------------------------
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

(b) Reports on Form 8-K: During the year 1999, the Company did not file any Form 8-K's.









                      [THIS SPACE LEFT BLANK INTENTIONALLY]

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Amendment to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of February, 2001.

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

Signature                        Title                          Date
---------                        -----                          ----
/s/ Raymond Dabney
------------------------
Raymond Dabney                   President and Director       February 16, 2001.


/s/ Gord Woodward
------------------------
Gord Woodward                    Vice President and Director  February 16, 2001.


/s/ Meir Kahtan
------------------------
Meir Kahtan                      Director                     February 16, 2001.

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

10(i)         *      Benefit Plan dated October 15, 1999.  (Incorporated by
                     reference filed with the Company's Form 10-SB/A-2 on March
                     29, 2000).

10(ii)         *     Management Agreement between Meir  Kahtan and  e-bidd.com,
                     Inc. dated March 15, 2000. (filed with Amendment No. 1 to
                     10-KSB on May 8, 2000).