Form 10QSB/A
period 2000-03-31
XRAYMEDIA COM INC
filed 2001-02-16
CIK 1097068

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-QSB

(Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .


     Commission file number: 33-24108D

                                E-BIDD.COM, INC.
        (Exact name of small business issuer as specified in its charter)

           Minnesota                                    41-0951123
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

                                                      Yes [X]    No

     The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of March 31, 2000 was 30,880,778.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1. FINANCIAL STATEMENTS .................................................1

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ............2


                                     PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS ............................4

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .....................................4


SIGNATURES ...................................................................6

INDEX TO EXHIBITS ............................................................7




                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART 1

ITEM 1. FINANCIAL STATEMENTS


E-BIDD.COM,INC.
(FORMERLY IMAGE PHOTO SYSTEMS, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
BALANCE SHEET
(unaudited)
--------------------------------------------------------------------------------

                                                                  March 31
                                                        --------------------------
                                                            2000           1999
                                                        -----------    -----------
ASSETS

CURRENT ASSETS
     Cash                                               $   536,944    $      --
     Subscriptions receivable                                30,095
     Prepaids and deposits                                   55,999           --
                                                        -----------    -----------
       TOTAL CURRENT ASSETS                                 623,038           --
                                                        -----------    -----------
FIXED ASSETS
     Furniture and equipment
       Cost                                                  12,283           --
       Accumulated amortization                                (614)          --
                                                        -----------    -----------
       Net                                                   11,669           --
                                                        -----------    -----------
       TOTAL ASSETS                                     $   634,707    $      --
                                                        ===========    ===========
CURRENT LIABILITIES
     Accounts payable and accrued expenses              $    66,706    $    14,925
                                                        -----------    -----------
       TOTAL CURRENT LIABILITIES                             66,706         14,925
                                                        -----------    -----------
STOCKHOLDERS' EQUITY [DEFICIT](Note B)
     Common Stock, par value $.001; 100,000,000
     shares authorized; issued and outstanding
     30,880,778 and 30,788 at March 31, 2000 1999,
     respectively                                            10,881             31

     Additional paid in capital                           3,327,905      2,273,155
     Deficit at inception date                             (746,875)      (746,875)
     Accumulated deficit during the development stage    (2,023,910)    (1,541,236)
                                                        -----------    -----------

       TOTAL STOCKHOLDERS' EQUITY [DEFICIT]                 568,001        (14,925)
                                                        -----------    -----------

       TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                           $   634,707    $      --
                                                        ===========    ===========


                       See Notes to Financial Statements

E-BIDD.COM, INC.
(FORMERLY  IMAGE PHOTO SYSTEMS, INC)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT Three months ended March 31, 2000 and 1999 the period March 1, 1994 (inception of the development stage), to March 31, 2000
(unaudited)
--------------------------------------------------------------------------------

                                                                    Period from March 1, 1994
                                      Three Months Ended March 31      (inception of the
                                      ---------------------------      development stage)
                                         2000            1999        through Mar. 31, 2000
                                      -----------     -----------    ---------------------
COSTS AND EXPENSES
      Personnel Costs                 $      --       $      --         $   369,172
      Occupancy costs                       2,091            --              81,942
      Professional fees                    50,672            --             342,850
      Computer costs                         --              --              24,214
      Marketing                              --              --               9,251
      Travel                                9,783            --              56,335
      Consulting                          194,340            --             266,900
      Interest and bank charges               647            --               5,362
      Office supplies                       1,533            --               8,654
      Communication                         1,116            --              65,244
      Insurance                            14,859            --              36,617
      Miscellaneous                          --              --               9,599
      Transfer fees                          --              --               7,750
      Depreciation and amortization           614            --              19,825
      Bad  debt expense                      --              --               5,400
      Website/Internet expenses             1,168            --              72,514
                                      -----------     -----------       -----------
           TOTAL EXPENSES                 276,823            --           1,381,629
                                      -----------     -----------       -----------

OTHER INCOME [LOSS]
      Dissolution of CorpReports             --              --            (503,507)
      Other                                  --              --            (138,774)
                                      -----------     -----------       -----------
                                             --              --            (642,281)

NET EARNINGS [LOSS]                      (276,823)           --          (2,023,910)

ACCUMULATED DEFICIT:
      Beginning                        (2,493,962)     (2,288,111)         (746,875)
                                      -----------     -----------       -----------

      Ending                          $(2,770,785)    $(2,288,111)      $(2,770,785)
                                      ===========     ===========       ===========


BASIC LOSS PER SHARE (Note A)         $     (0.04)    $      --
                                      ===========     ===========


                       See Notes to Financial Statements

E-BIDD.COM, INC.
(FORMERLY  IMAGE  PHOTO SYSTEMS, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF STOCKHOLDERS' EQUITY
Period from March 1, 1994 (inception of development stage), to March 31, 2000 (unaudited)
--------------------------------------------------------------------------------

                                                                                          Existing       Deficit
                                                    Common Stock                          deficit      accumulated
                                             --------------------------   Additional    at inception     during           Total
                                              Number of                     Paid-in    of development  development    Stockholder's
                                               Shares          Amount       Capital        stage          stage           Equity
                                             -----------    -----------   -----------   -----------    -----------   -------------
BEGINNING BALANCE
  at inception of development, March 1, 1994         201    $      --     $   746,875   $  (746,875)   $      --      $      --
  Shares issued                                      720              1         1,799
  Net loss for period ending 12/31/94             (1,800)

BALANCES
                                             -----------    -----------   -----------   -----------    -----------    -----------
  December 31, 1994                                  921              1       748,674      (746,875)        (1,800)          --
  Shares issued
  Net loss for period ending 12/31/95               --

BALANCES
                                             -----------    -----------   -----------   -----------    -----------    -----------
  December 31, 1995                                  921              1       748,674      (746,875)        (1,800)          --
  Shares issued                                       90           --          28,500
  Net loss for period ending 12/31/96            (50,165)

BALANCES
                                             -----------    -----------   -----------   -----------    -----------    -----------
  December 31, 1996                                1,011              1       777,174      (746,875)       (51,965)       (21,665)
  Shares issued                                   14,492             15       258,536
  Net loss for period ending 12/31/97           (174,022)

BALANCES
                                             -----------    -----------   -----------   -----------    -----------    -----------
  December 31, 1997                               15,503             16     1,035,710      (746,875)      (225,987)        62,864
  Shares issued                                   15,275             15     1,237,445
  Net loss for period ending 12/31/98         (1,315,249)

BALANCES
                                             -----------    -----------   -----------   -----------    -----------    -----------
  December 31, 1998                               30,778             31     2,273,155      (746,875)    (1,541,236)       (14,925)
  Shares issued                                     --             --            --
  Net loss for period ending 03/31/99               --

BALANCES
                                             -----------    -----------   -----------   -----------    -----------    -----------
  March 31, 1999                                  30,778             31     2,273,155      (746,875)    (1,541,236)       (14,925)
  Shares issued
       Shares issued for cash                  6,590,000          6,590       207,010
  Net loss for period ending 12/31/99           (205,851)

BALANCES
                                             -----------    -----------   -----------   -----------    -----------    -----------
  December 31, 1999                            6,620,778          6,621     2,480,165      (746,875)    (1,747,087)        (7,176)
  Shares issued
    Shares issued in exchange for
     extended business model                  20,000,000              0             0
    Shares issued in exchange for services        60,000             60        11,940
    Shares issued for cash                     4,200,000          4,200       835,800
  Net loss for period ending 03/31/00                                                                     (276,823)

BALANCES
                                             -----------    -----------   -----------   -----------    -----------    -----------
  March 31, 2000                              30,880,778    $    10,881   $ 3,327,905   $  (746,875)   $(2,023,910)   $   568,001
                                             ===========    ===========   ===========   ===========    ===========    ===========


The Company also had other non-cash investing and financing activities:

                                      3 Months ended
                                         March 31         Years Ended December 31
                                         --------    --------------------------------
                                           2000        1999        1998        1997
                                         --------    --------    --------    --------
Conversion of debt to
  common stock                           $   --      $   --      $   --      $343,549

Shares issued in exchange for
  extended business model                $   --      $   --      $   --      $   --

Shares issued in exchange for
  services                               $ 12,000    $   --      $   --      $   --
                                         --------    --------    --------    --------

                                         $ 12,000    $   --      $   --      $343,549
                                         --------    --------    --------    --------

E-BIDD.COM,INC.
(FORMERLY IMAGE PHOTO  SYSTEMS, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF CASH FLOWS
Three months ended March 31, 2000 and  1999
the period March 1, 1994 (inception of the development stage), to March 31, 2000 (unaudited)
--------------------------------------------------------------------------------

                                                                                      Period from  March 1,
                                                                                        1994, (Inception
                                                          Three Months Ended March 31  of the development
                                                          ---------------------------   stage) through
                                                              2000            1999      Mar. 31, 2000
                                                          -----------     -----------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings [loss]                                     $  (276,823)    $      --      ($2,023,910)
  Adjustments to reconcile net earnings
   [loss] to net cash used by operating activities:
  Depreciation and amortization                                   614            --           19,825
  Shares issued in exchange for extended business model
           charged to Website/Internet expenses                  --              --             --
  Shares issued in exchange for services
           charged to Professional fees                        12,000            --           12,000
  Abandonment of furniture & equipment                           --              --           30,809
  Write-off of goodwill                                          --              --          464,831
CHANGES IN CURRENT ASSETS AND CURRENT
  ASSETS AND CURRENT LIABILITIES:
  [Increase] decrease in current assets:
           Prepaids and deposits                              (55,999)           --          (55,999)
           Accounts receivable                                (30,095)        (30,095)
  Increase [decrease] in current liabilities:
           Accounts payable and accrued expenses               51,706            --           56,706
                                                          -----------     -----------    -----------

NET CASH  USED FOR OPERATING ACTIVITIES                      (298,597)           --       (1,525,833)
                                                          -----------     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of furniture and equipment                      (12,283)           --          (62,303)
  [Purchase] of  goodwill                                    (464,831)
                                                          -----------     -----------    -----------

NET CASH [USED] FOR INVESTING ACTIVITIES                      (12,283)           --         (527,134)
                                                          -----------     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
                                                                                 --        1,749,911
  Sale of common stock                                        840,000            --          840,000
                                                          -----------     -----------    -----------

NET CASH PROVIDED  BY FINANCING
         ACTIVITIES                                           840,000            --        2,589,911
                                                          -----------     -----------    -----------

NET INCREASE [DECREASE] IN CASH                               529,120            --          536,944

CASH, beginning of period                                       7,824            --             --
                                                          -----------     -----------    -----------

CASH, end of period                                       $   536,944     $      --      $   536,944
                                                          ===========     ===========    ===========

SUPPLEMENTAL DISCLOSURE:
Noncash investing and financing activities
  Shares issued in exchange for extended business model   $      --
                                                          ===========
  Shares issued in exchange for services                  $    12,000
                                                          ===========

No significant amounts of interest or taxes were paid during the periods shown above.

                       See Notes to Financial Statements

E-BIDD.COM, INC.
(FORMERLY Photo Imaging Systems, Inc.)
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(unaudited)
--------------------------------------------------------------------------------


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

In September, 1999, the Company changed its name to E-BIDD.Com, Inc.

The Company's principal business, at present, is a general media Internet supersite portal currently under development. The website XRAYMEDIA.COM, when completed, will be comprised of a main general media supersite portal that will branch out into three media specific business portals: Buy & Sell Services; Public Relations Services; and Advertising Agency Services. The Company intends to sell conventional media advertising space, online advertising, and advertising and public relations services via its internet site. Because the Company is in the development stage, the accompanying financial statements should not be regarded as typical for normal operating periods.

During the period the Company completed a private placement offering in the amount of $852,000. Management intends to use the offering proceeds for working capital purposes. Management believes the offering will provide sufficient working capital for the coming year.

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

E-BIDD.COM, INC.
(FORMERLY Photo Imaging Systems, Inc.)
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(unaudited)
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Principles (Continued)

b.  Basic earnings per share

Basic earnings [loss] per share have been calculated in conformity with Financial Accounting Standards Board Statement No. 128 "Earnings per Share". The Company has a simple capital structure with no significant potential common shares. Basic earnings [loss] per share is calculated weighted on the average number of common shares outstanding each year (2000 - 6,445,778; 1999-30,778).

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

f. Income taxes

In 2000 and 1999 only the minimum state taxes were paid. The Company has net operating loss carryforwards of approximately $2,100,000 which will expire in 2013 and 2014.

E-BIDD.COM, INC.
(FORMERLY Photo Imaging Systems, Inc.)
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(unaudited)
--------------------------------------------------------------------------------

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

NOTE B- COMMON STOCK

In 1999 the Company executed a 1000 for 1 reverse stock split. This stock split has been reflected retroactively in the financial statements and notes thereto.


In February 2000 the Company issued 20,000,000 restricted shares to its President and Director, Ray Dabney in exchange for the Extended Business Model. The shares have been recorded at $0.00.

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

Losses

Net losses for the quarter ended March 31, 2000, increased to $1,684,073 from $0 for the quarter ended March 31, 1999. The increase in losses was primarily attributable to website development.

E-bidd expects to continue to incur losses at least through fiscal year 2000 and there can be no assurance that e-bidd will achieve or maintain profitability or that revenues will be generated or that growth can be sustained in the future.

Expenses

General and administrative expenses for the quarter ended March 31, 2000, increased to $1,684,073 from $0 for the quarter ended March 31, 1999. The substantial increase in general and administrative expenses were the result of website development.

Depreciation and amortization expenses for the quarter ended March 31, 2000 and March 31, 1999 were $7,864 and $0, respectively.

Liquidity and Capital Resources

Cash flows generated by operations were a negative $298,597 for the quarter ended March 31, 2000, and $0 for the quarter ended March 31, 1999. The increase in negative cash flows for the quarter ended March 31, 2000 are primarily attributable to website development.

Cash flows generated by investing activities were a negative $12,283 for the quarter ended March 31, 2000, and $0 for the quarter ended March 31, 1999. The increase in negative cash flows for the quarter ended March 31, 2000 are primarily attributable to the acquisition of furniture and equipment.

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

On March 1, 2000, in a unanimous vote of the board of directors, with Mr. Raymond Dabney abstaining, the board approved the issuance of 20,000,000 restricted shares of e-bidd's common stock to Raymond Dabney in exchange for the Extended Business Model of e-bidd.com. The shares were issued pursuant to Section4(2) of the Securities Act of 1933 and valued at $0.00. The Extended business model is to include a full range of media services via a brand new Internet media supersite including assembling the partners and technology that would enable e-bidd to engage in the business of selling conventional media advertising space, online advertising, and advertising agency and public relations services via a new Internet website. E-bidd made this offering based on the following factors: (1) the issuance was an isolated private transaction by e-bidd which did not involve a public offering; (2) there was only one offeree who was an officer and/or director of e-bidd; (3) the offeree did not resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and e-bidd.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 7 of this Form 10-QSB, and are incorporated herein by this reference.

(b)  Reports on Form 8-K. No reports were filed on Form 8-K during the quarter.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this Amendment No. 1 to quarterly report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of January, 2001.

Registrant, formerly named e-bidd.com, Inc. (now Xraymedia.com, Inc.)

                                                        January 31, 2001
/s/ Raymond Dabney
-----------------------------------------------
Raymond Dabney

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