Form 10QSB/A
period 2000-06-30
XRAYMEDIA COM INC
filed 2001-02-16
CIK 1097068

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 2 to
                               Quarterly Report on
                                  FORM 10-QSB/A

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

                            Yes XX            No
                                --


     The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of June 30, 2000 was 33,030,778.

                                     PART 1

ITEM 1.  FINANCIAL STATEMENTS



                                  XRAYMEDIA.COM
                           (FORMERLY E-BIDD.COM, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                              FINANCIAL STATEMENTS
                                   (unaudited)

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

XRAYMEDIA.COM
(FORMERLY  E-BIDD.COM)
(A COMPANY IN THE DEVELOPMENT STAGE)
BALANCE SHEET
(unaudited)

===================================================================================================

ASSETS                                                                          June 30
                                                                     ------------------------------
                                                                        2000               1999
                                                                     -----------        -----------
CURRENT ASSETS
         Cash                                                        $   179,942        $        --
         Subscriptions receivable                                         63,145
         Prepaids and deposits                                            35,280                 --
                                                                     -----------        -----------

             TOTAL CURRENT ASSETS                                        278,367                 --
                                                                     -----------        -----------

FIXED ASSETS
         Furniture and equipment
             Cost                                                         35,954                 --
             Accumulated amortization                                     (2,389)                --
                                                                     -----------        -----------
             Net                                                          33,565                 --
                                                                     -----------        -----------

         Website Equipment
             Cost                                                        119,350                 --
             Accumulated amortization                                     (3,978)                --
                                                                     -----------        -----------
                                                                         115,372                 --
                                                                     -----------        -----------

             TOTAL ASSETS                                            $   427,304        $        --
                                                                     ===========        ===========

CURRENT LIABILITIES
         Accounts payable and accrued expenses                       $    80,162        $    14,925

                                                                     -----------        -----------

             TOTAL CURRENT LIABILITIES                                    80,162             14,925
                                                                     -----------        -----------

STOCKHOLDERS' EQUITY [DEFICIT](Note B)
         Common Stock, par value $.001; 100,000,000
         shares authorized; issued and outstanding
         33,030,778 and 30,788 at June 30, 2000 and 1999,
         respectively                                                     13,031                 31

         Additional paid in capital                                    3,387,755          2,273,155
         Deficit at inception date                                      (746,875)          (746,875)
         Accumulated deficit during the development stage             (2,306,769)        (1,541,236)
                                                                     -----------        -----------

             TOTAL STOCKHOLDERS' EQUITY [DEFICIT]                        347,142            (14,925)
                                                                     -----------        -----------

             TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                                  $   427,304        $        --
                                                                     ===========        ===========


                       See Notes to Financial Statements

XRAYMEDIA.COM
(FORMERLY  E-BIDD.COM)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
Three and Six months ended June 30, 2000 and 1999
 the period March 1, 1994 (inception of the development stage), to June 30, 2000 (unaudited)

==============================================================================================================================
                                                                                                     Period from March 1, 1994
                                              Three Months           Six Months Ended June 30           (inception of the
                                             Ended June 30       -------------------------------        development stage)
                                                 2000               2000                1999          through June 30, 2000
                                             -------------       -----------         -----------     -------------------------
COSTS AND EXPENSES
      Personnel Costs                        $        --         $        --         $        --         $   369,172
      Occupancy costs                             18,276              26,367                  --             106,218
      Professional fees                          104,030             212,702                  --             504,880
      Computer costs                              22,100              34,520                  --              58,734
      Marketing                                   14,420              33,756                  --              43,007
      Travel                                      30,537              54,320                  --             100,872
      Consulting                                  27,500              78,542                  --             151,102
      Interest and bank charges                      171                 890                  --               5,605
      Office supplies                             23,526              56,160                  --              63,281
      Communication                                1,958               3,073                  --              67,201
      Insurance                                    7,320              22,179                  --              43,937
      Miscellaneous                                3,248               3,248                  --              12,847
      Transfer fees                                1,632               1,632                  --               9,382
      Depreciation and amortization                5,895               6,367                  --              25,578
      Bad  debt expense                                                   --                  --               5,400
      Website/Internet expenses                   31,317              38,904                  --             110,250
      Investor relations                          19,979              20,072                                  20,072
                                             -----------         -----------         -----------         -----------
           TOTAL EXPENSES                        311,909             592,732                  --           1,697,538
                                             -----------         -----------         -----------         -----------

OTHER INCOME[LOSS]
      Revenue                                     33,050              33,050                                  33,050
      Dissolution of CorpReports                      --                  --                  --            (503,507)
      Other                                           --                  --                  --            (138,774)
                                             -----------         -----------         -----------         -----------
                                                  33,050              33,050                  --            (609,231)

NET EARNINGS [LOSS]                             (278,859)           (559,682)                 --          (2,306,769)

ACCUMULATED DEFICIT:
      Beginning                               (2,023,910)         (1,747,087)         (2,288,111)           (746,875)
                                             -----------         -----------         -----------         -----------

      Ending                                 $(2,302,769)        $(2,306,769)        $(2,288,111)        $(3,053,644)
                                             ===========         ===========         ===========         ===========


BASIC LOSS PER SHARE (Note A)                $     (0.02)        $     (0.04)        $        --
                                             ===========         ===========         ===========


                        See Notes to Financial Statements

XRAYMEDIA.COM
(FORMERLY  E-BIDD.COM)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF STOCKHOLDERS' EQUITY
Period from March 1, 1994 (inception of development stage), to June 30, 2000 (unaudited)

=============================================================================================================================

                                                                           Common Stock                      Existing deficit
                                                                   --------------------------   Additional     at inception
                                                                    Number of                     Paid-in     of development
                                                                     Shares         Amount        Capital         stage
                                                                   -----------    -----------   -----------   ---------------
BEGINNING BALANCE
      at inception of development, March 1, 1994                           201    $        --   $   746,875   $  (746,875)
      Shares issued                                                        720              1         1,799
      Net loss for period ending 12/31/94

BALANCES
                                                                   -----------    -----------   -----------   -----------
      December 31, 1994                                                    921              1       748,674      (746,875)
      Shares issued
      Net loss for period ending 12/31/95

BALANCES
                                                                   -----------    -----------   -----------   -----------
      December 31, 1995                                                    921              1       748,674      (746,875)
      Shares issued                                                         90             --        28,500
      Net loss for period ending 12/31/96

BALANCES
                                                                   -----------    -----------   -----------   -----------
      December 31, 1996                                                  1,011              1       777,174      (746,875)
      Shares issued                                                     14,492             15       258,536
      Net loss for period ending 12/31/97

BALANCES
                                                                   -----------    -----------   -----------   -----------
      December 31, 1997                                                 15,503             16     1,035,710      (746,875)
      Shares issued                                                     15,275             15     1,237,445
      Net loss for period ending 12/31/98                                     )

BALANCES
                                                                   -----------    -----------   -----------   -----------
      December 31, 1998                                                 30,778             31     2,273,155      (746,875)
      Shares issued                                                         --             --            --
      Net loss for period ending 03/31/99

BALANCES
                                                                   -----------    -----------   -----------   -----------
      March 31, 1999                                                    30,778             31     2,273,155      (746,875)
      Shares issued
           Shares issued for cash                                    6,590,000          6,590       207,010
      Net loss for period ending 12/31/99

BALANCES
                                                                   -----------    -----------   -----------   -----------
      December 31, 1999                                              6,620,778          6,621     2,480,165      (746,875)
      Shares issued
           Shares issued in exchange for extended business model    20,000,000              0             0
           Shares issued in exchange for services                      210,000            210        71,790
           Shares issued for cash                                    4,200,000          4,200       835,800
           Shares issued under stock performance plan                2,000,000          2,000
      Net loss for period ending 06/30/00

BALANCES
                                                                   -----------    -----------   -----------   -----------
      June 30, 2000                                                 33,030,778    $    13,031   $ 3,387,755   $  (746,875)
                                                                   ===========    ===========   ===========   ===========


                                                                  Deficit accumulated         Total
                                                                   during development      Stockholder's
                                                                        stage                Equity
                                                                 --------------------     -------------
BEGINNING BALANCE
      at inception of development, March 1, 1994                    $        --            $        --
      Shares issued
      Net loss for period ending 12/31/94                                (1,800)

BALANCES
                                                                    -----------            -----------
      December 31, 1994                                                  (1,800)                    --
      Shares issued
      Net loss for period ending 12/31/95

BALANCES
                                                                    -----------            -----------
      December 31, 1995                                                  (1,800)                    --
      Shares issued
      Net loss for period ending 12/31/96                               (50,165)

BALANCES
                                                                    -----------            -----------
      December 31, 1996                                                 (51,965)               (21,665)
      Shares issued
      Net loss for period ending 12/31/97                              (174,022)

BALANCES
                                                                    -----------            -----------
      December 31, 1997                                                (225,987)                62,864
      Shares issued
      Net loss for period ending 12/31/98                            (1,315,249)

BALANCES
                                                                    -----------            -----------
      December 31, 1998                                              (1,541,236)               (14,925)
      Shares issued
      Net loss for period ending 03/31/99                                    --

BALANCES
                                                                    -----------            -----------
      March 31, 1999                                                 (1,541,236)               (14,925)
      Shares issued
           Shares issued for cash
      Net loss for period ending 12/31/99                              (205,851)

BALANCES
                                                                    -----------            -----------
      December 31, 1999                                              (1,747,087)                (7,176)
      Shares issued
           Shares issued in exchange for extended business model
           Shares issued in exchange for services
           Shares issued for cash
           Shares issued under stock performance plan
      Net loss for period ending 06/30/00                              (559,682)

BALANCES
                                                                    -----------            -----------
      June 30, 2000                                                 $(2,306,769)           $   347,142
                                                                    ===========            ===========


The Company also had other non-cash investing and financing activities:

                                     6 Months Ended
                                        June 30          Years Ended December 31
                                       ---------    ----------------------------------
                                         2000         1999         1998         1997
                                       ---------    --------     --------     --------
Conversion of debt to
     common stock                      $     --     $     --     $     --     $343,549

Shares issued in exchange for
     extended business model           $     --     $     --     $     --     $     --

Shares issued in exchange for
     services                          $ 72,000     $     --     $     --     $     --
                                       --------     --------     --------     --------

                                       $ 72,000     $     --     $     --     $343,549
                                       --------     --------     --------     --------



                        See Notes to Financial Statements

XRAYMEDIA.COM
(FORMERLY  E-BIDD.COM)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF CASH FLOWS
Three and Six months ended June 30, 2000 and  1999
 the period March 1, 1994 (inception of the development stage), to June 30, 2000 (unaudited)

=============================================================================================================================
                                                                                                         Period from
                                                                                                    March 1, 1994, (Inception
                                                                     Six Months Ended June 30          of the development
                                                                 ------------------------------          stage) through
                                                                    2000               1999              June 30, 2000
                                                                 -----------        -----------   ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net earnings [loss]                                      $  (559,682)       $        --        ($2,306,769)
        Adjustments to reconcile net earnings
         [loss] to net cash used by operating activities:
        Depreciation and amortization                                  6,367                 --             25,578
        Shares issued in exchange for extended business model
                 charged to Website/Internet expenses                     --                 --                 --
        Shares issued in exchange for services
                 charged to Professional fees                         72,000                 --             72,000
        Abandonment of furniture & equipment                              --                 --             30,809
        Write-off of goodwill                                             --                 --            464,831
CHANGES IN CURRENT ASSETS AND CURRENT
        ASSETS AND CURRENT LIABILITIES:
        [Increase] decrease in current assets:
                 Prepaids and deposits                               (35,280)                --            (35,280)
                 Accounts receivable                                 (63,145)                              (63,145)
        Increase [decrease] in current liabilities:
                 Accounts payable and accrued expenses                65,162                 --             70,162
                                                                 -----------        -----------        -----------

NET CASH  USED FOR OPERATING ACTIVITIES                             (514,578)                --         (1,741,814)
                                                                 -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of furniture and equipment                       (35,954)                --            (85,974)
        Acquisition of website equipment                            (119,350)                             (119,350)
        [Purchase] of  goodwill                                           00                              (464,831)
                                                                 -----------        -----------        -----------

NET CASH [USED] FOR INVESTING ACTIVITIES                            (155,304)                --           (670,155)
                                                                 -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
                                                                          00                 --          1,749,911
        Sale of common stock                                         842,000                 --            842,000
                                                                 -----------        -----------        -----------

NET CASH PROVIDED  BY FINANCING
         ACTIVITIES                                                  842,000                 --          2,591,911
                                                                 -----------        -----------        -----------

NET INCREASE [DECREASE] IN CASH                                      172,118                 --            179,942

CASH, beginning of period                                              7,824                 --                 --
                                                                 -----------        -----------        -----------

CASH, end of period                                              $   179,942        $   179,942        $   179,942
                                                                 ===========        ===========        ===========

SUPPLEMENTAL DISCLOSURE:
Noncash investing and financing activities
        Shares issued in exchange for extended business model    $        --
                                                                 ===========
        Shares issued in exchange for services                   $    72,000
                                                                 ===========

No significant amounts of interest or taxes were paid during the periods shown above.


                        See Notes to Financial Statements
                                       4

XRAYMEDIA.COM
(FORMERLY E-BIDD.COM, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(unaudited)
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

In April, 2000, the Company changed its name to XRAYMEDIA.COM.

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

In January, 2000 the Company completed a private placement offering in the amount of $852,000. Management intends to use the offering proceeds for working capital purposes. Management believes the offering will provide sufficient working capital for the coming year.

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

XRAYMEDIA.COM
(FORMERLY E-BIDD.COM, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(unaudited)
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Principles (Continued)

b.   Basic earnings per share

Basic earnings [loss] per share have been calculated in conformity with Financial Accounting Standards Board Statement No. 128 "Earnings per Share". The Company has a simple capital structure with no significant potential common shares. Basic earnings [loss] per share is calculated weighted on the average number of common shares outstanding each year (2000 - 14,337,445; 1999-30,778).

c.   Going concern

The Company has had minor sales and suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. However, the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

XRAYMEDIA.COM
(FORMERLY E-BIDD.COM, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(unaudited)
--------------------------------------------------------------------------------


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


In February 2000 the Company issued 20,000,000 shares to its President and Director, Ray Dabney in exchange for the Extended Business Model. The shares have been recorded at $0.00.


During the period 2,000,000 shares were issued to key personnel under the stock performance plan.

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

Expenses

General and administrative expenses for the six months ended June 30, 2000, increased to $2,007,187 from $0 for the six months ended June 30,1999. The substantial increase in general and administrative expenses were the result of website development.

Depreciation and amortization expenses for the six months ended June 30, 2000 and June 30, 1999 was $20,817 and $0, respectively.

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

On March 1, 2000, the Company's Board of Directors approved the issuance of 20,000,000 shares of the Company's common stock to Raymond Dabney in exchange for the extended business model of e-bidd.com. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and valued at $0.00.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to the Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

                                             XRAYMEDIA.COM, INC.


DATED: January 31, 2001                By: /s/ Raymond C. Dabney
                                           ------------------------
                                               Raymond C. Dabney,
                                               President and CEO