Form 10QSB/A
period 2000-09-30
XRAYMEDIA COM INC
filed 2001-02-16
CIK 1097068

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                Amendment No. 1
                               to Quarterly Report
                                 on FORM 10-QSB
(Mark One)

   [X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended Sept. 30, 2000.

   [_) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

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

                              Yes XX           No


     The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of Sept. 30, 2000 was 33,030,778.

                                  XRAYMEDIA.COM
                           (FORMERLY E-BIDD.COM, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                              FINANCIAL STATEMENTS
                                   (unaudited)

                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


XRAYMEDIA.COM
(FORMERLY  E-BIDD.COM)
(A COMPANY IN THE DEVELOPMENT STAGE)
BALANCE SHEET
(unaudited)


ASSETS                                                                    September 30
                                                                   --------------------------
                                                                          2000           1999
                                                                   -----------    -----------
CURRENT ASSETS
         Cash                                                      $   117,549    $    25,905
         Accounts receivable                                            68,095
         Prepaids and deposits                                          12,255             --
                                                                   -----------    -----------

             TOTAL CURRENT ASSETS                                      197,899         25,905
                                                                   -----------    -----------

FIXED ASSETS
         Furniture and equipment
             Cost                                                       50,754             --
             Accumulated amortization                                   (4,927)            --
                                                                   -----------    -----------
             Net                                                        45,827             --
                                                                   -----------    -----------

         Website Equipment
             Cost                                                      150,281             --
             Accumulated amortization                                  (11,492)            --
                                                                   -----------    -----------
                                                                       138,789             --
                                                                   -----------    -----------

             TOTAL ASSETS                                          $   382,515    $    25,905
                                                                   ===========    ===========


CURRENT LIABILITIES
         Accounts payable and accrued expenses                     $    56,713    $     6,877
         Notes payable                                                      --        160,422
                                                                   -----------    -----------

             TOTAL CURRENT LIABILITIES                                  56,713        167,299

LONGTERM LIABILITIES
         Advances from shareholders'                                   150,043             --

                                                                   -----------    -----------

             TOTAL LIABILITIES                                         206,756        167,299
                                                                   -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)(Note B) Common Stock, par value
         $.001;  100,000,000 shares authorized; issued and
         outstanding 33,030,778 and 30,788 at September 30, 2000
         and 1999 respectively                                          13,031         16,621

         Additional paid in capital                                  3,387,755      2,480,165
         Deficit at inception date                                    (746,875)      (746,875)
         Accumulated deficit during the development stage           (2,478,152)    (1,891,305)
                                                                   -----------    -----------

             TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                      175,759       (141,394)
                                                                   -----------    -----------

             TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                                $   382,515    $    25,905
                                                                   ===========    ===========

                        See Notes to Financial Statements

XRAYMEDIA.COM
(FORMERLY  E-BIDD.COM)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT Three and Nine months ended September 30, 2000 and 1999 the period March 1, 1994 (inception of the development stage), to September 30, 2000
(unaudited)

================================================================================

                                                 Three Months                                              Period from March 1, 1994
                                                 Ended Sept 30         Nine Months Ended September 30          (inception of the
                                                 -------------         -------------------------------         development stage)
                                                     2000                  2000                1999       through September 30, 2000
                                                 -------------         -----------         -----------    --------------------------
COSTS AND EXPENSES
      Personnel Costs                            $    45,749         $    45,749         $    82,729         $   414,921
      Occupancy costs                                 18,097              44,464               3,000             124,315
      Professional fees                               32,306             245,008             147,271             537,186
      Computer costs                                  10,500              45,020                  --              69,234
      Marketing                                        6,986              40,742              39,707              49,993
      Travel                                          20,689              75,009               8,502             121,561
      Consulting                                      16,242              94,784                  --             167,344
      Interest and bank charges                          950               1,840                 233               6,555
      Office supplies                                 12,441              68,601               3,237              75,722
      Communication                                    5,378               8,451               3,647              72,579
      Insurance                                        4,711              26,890               5,138              48,648
      Miscellaneous                                    2,958               6,206               2,105              15,805
      Transfer fees                                    1,238               2,870                  --              10,620
      Depreciation and amortization                   10,052              16,419                  --              35,630
      Bad  debt expense                                   --                  --                  --               5,400
      Website/Internet expenses                        9,763              48,667              54,500             120,013
      Investor relations                              14,467              34,539              34,539
                                                 -----------         -----------         -----------         -----------
           TOTAL EXPENSES                            212,527             805,259             350,069           1,910,065
                                                 -----------         -----------         -----------         -----------

OTHER INCOME(LOSS)
      Revenue                                         41,144              74,194                  --              74,194
      Dissolution of CorpReports                          --                  --                  --            (503,507)
      Other                                               --                  --                  --            (138,774)
                                                 -----------         -----------         -----------         -----------
                                                      41,144              74,194                  --            (568,087)

NET EARNINGS (LOSS)                                 (171,383)           (731,065)           (350,069)         (2,478,152)

ACCUMULATED DEFICIT:
      Beginning                                   (2,302,769)         (1,747,087)         (2,288,111)           (746,875)
                                                 -----------         -----------         -----------         -----------

      Ending                                     $(2,474,152)        $(2,478,152)        $(2,638,180)        $(3,225,027)
                                                 ===========         ===========         ===========         ===========


BASIC LOSS PER SHARE (Note A)                    $     (0.01)        $     (0.03)        $     (0.01)
                                                 ===========         ===========         ===========


                        See Notes to Financial Statements

XRAYMEDIA.COM
(FORMERLY  E-BIDD.COM)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF STOCKHOLDERS' EQUITY
Period from March 1, 1994 (inception of development stage), to September 30, 2000 (unaudited)

================================================================================

                                                                         Common Stock                           Existing deficit
                                                                   --------------------------    Additional      at inception
                                                                   Number of                      Paid-in         of development
                                                                   Shares         Amount          Capital         stage
                                                                   -----------    -----------     -----------     -----------
BEGINNING BALANCE
      at inception of development, March 1, 1994                           201    $        --     $   746,875     $  (746,875)
      Shares issued                                                        720              1           1,799
      Net loss for period ending 12/31/94

BALANCES
                                                                   -----------    -----------     -----------     -----------
      December 31, 1994                                                    921              1         748,674        (746,875)
      Shares issued
      Net loss for period ending 12/31/95                                   --

BALANCES
                                                                   -----------    -----------     -----------     -----------
      December 31, 1995                                                    921              1         748,674        (746,875)
      Shares issued                                                         90             --          28,500
      Net loss for period ending 12/31/96

BALANCES
                                                                   -----------    -----------     -----------     -----------
      December 31, 1996                                                  1,011              1         777,174        (746,875)
      Shares issued                                                     14,492             15         258,536
      Net loss for period ending 12/31/97

BALANCES
                                                                   -----------    -----------     -----------     -----------
      December 31, 1997                                                 15,503             16       1,035,710        (746,875)
      Shares issued                                                     15,275             15       1,237,445
      Net loss for period ending 12/31/98

BALANCES
                                                                   -----------    -----------     -----------     -----------
      December 31, 1998                                                 30,778             31       2,273,155        (746,875)
      Shares issued                                                         --             --              --
      Net loss for period ending 03/31/99

BALANCES
                                                                   -----------    -----------     -----------     -----------
      March 31, 1999                                                    30,778             31       2,273,155        (746,875)
      Shares issued
           Shares issued for cash                                    6,590,000          6,590         207,010
      Net loss for period ending 12/31/99

BALANCES
                                                                   -----------    -----------     -----------     -----------
      December 31, 1999                                              6,620,778          6,621       2,480,165        (746,875)
      Shares issued
           Shares issued in exchange for extended business model    20,000,000              0               0
           Shares issued in exchange for services                      210,000            210          71,790
           Shares issued for cash                                    4,200,000          4,200         835,800
           Shares issued under stock performance plan                2,000,000          2,000
      Net loss for period ending 09/30/00

BALANCES
                                                                   -----------    -----------     -----------     -----------
      September 30, 2000                                            33,030,778    $    13,031     $ 3,387,755     $  (746,875)
                                                                   ===========    ===========     ===========     ===========



                                                                Deficit accumulated        Total
                                                                 during development    Stockholder's
                                                                       stage               Equity
                                                                   -----------         -------------
BEGINNING BALANCE
      at inception of development, March 1, 1994                   $        --          $        --
      Shares issued
      Net loss for period ending 12/31/94                               (1,800)

BALANCES
                                                                   -----------          -----------
      December 31, 1994                                                 (1,800)                  --
      Shares issued
      Net loss for period ending 12/31/95

BALANCES
                                                                   -----------          -----------
      December 31, 1995                                                 (1,800)                  --
      Shares issued
      Net loss for period ending 12/31/96                              (50,165)

BALANCES
                                                                   -----------          -----------
      December 31, 1996                                                (51,965)             (21,665)
      Shares issued
      Net loss for period ending 12/31/97                             (174,022)

BALANCES
                                                                   -----------          -----------
      December 31, 1997                                               (225,987)              62,864
      Shares issued
      Net loss for period ending 12/31/98                           (1,315,249)

BALANCES
                                                                   -----------          -----------
      December 31, 1998                                             (1,541,236)             (14,925)
      Shares issued
      Net loss for period ending 03/31/99                                   --

BALANCES
                                                                   -----------          -----------
      March 31, 1999                                                (1,541,236)             (14,925)
      Shares issued
           Shares issued for cash
      Net loss for period ending 12/31/99                             (205,851)

BALANCES
                                                                   -----------          -----------
      December 31, 1999                                             (1,747,087)              (7,176)
      Shares issued
           Shares issued in exchange for extended business model
           Shares issued in exchange for services
           Shares issued for cash
           Shares issued under stock performance plan
      Net loss for period ending 09/30/00                             (731,065)

BALANCES
                                                                   -----------          -----------
      September 30, 2000                                           $(2,478,152)         $   175,759
                                                                   ===========          ===========

The Company also had other non-cash investing and financing activities:

                                          9 Months Ended
                                           September 30                 Years Ended December 31
                                          --------------     --------------------------------------------
                                               2000             1999              1998              1997
                                            --------         --------          --------          --------
Conversion of debt to
     common stock                           $     --         $     --          $     --          $343,549

Shares issued in exchange for
     extended business model                $     --         $     --          $     --          $     --

Shares issued in exchange for
     services                               $ 72,000         $     --          $     --          $     --
                                            --------         --------          --------          --------
                                            $ 72,000         $     --          $     --          $343,549
                                            --------         --------          --------          --------


                        See Notes to Financial Statements

XRAYMEDIA.COM
(FORMERLY  E-BIDD.COM)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF CASH FLOWS
Three and Six months ended June 30, 2000 and  1999
 the period March 1, 1994 (inception of the development stage), to June 30, 2000 (unaudited)
================================================================================

                                                                                                                 Period from
                                                                                                           March 1, 1994, (Inception
                                                                         Nine Months Ended September 30       of the development
                                                                         ------------------------------         stage) through
                                                                             2000              1999          September 30, 2000
                                                                         -----------        -----------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net earnings (loss)                                              $  (731,065)       $  (350,069)        $(2,478,152)
        Adjustments to reconcile net earnings
         (loss) to net cash used by operating activities:
        Depreciation and amortization                                         16,419                 --              35,630
        Shares issued in exchange for extended business model
                 charged to Website/Internet expenses                             --                 --                  --
        Shares issued in exchange for services
                 charged to Professional fees                                 72,000                 --              72,000
        Abandonment of furniture & equipment                                      --                 --              30,809
        Write-off of goodwill                                                     --                 --             464,831
CHANGES IN CURRENT ASSETS AND CURRENT
        ASSETS AND CURRENT LIABILITIES:
        (Increase) decrease in current assets:
                 Prepaids and deposits                                       (12,255)                --             (12,255)
                 Accounts receivable                                         (68,095)                               (68,095)
        Increase (decrease) in current liabilities:
                 Accounts payable and accrued expenses                        41,713             (8,048)             46,713
                 Notes payable                                                                  160,422                  --
                                                                         -----------        -----------         -----------

NET CASH  USED FOR OPERATING ACTIVITIES                                     (681,283)          (197,695)         (1,908,519)
                                                                         -----------        -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of furniture and equipment                               (50,754)                --            (100,774)
        Acquisition of website equipment                                    (150,281)                              (150,281)
        (Purchase) of  goodwill                                                   --                               (464,831)
                                                                         -----------        -----------         -----------

NET CASH (USED) FOR INVESTING ACTIVITIES                                    (201,035)                --            (715,886)
                                                                         -----------        -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
                                                                                                     --           1,749,911
        Sale of common stock                                                 842,000            223,600             842,000
        Advances from stockholders'                                          150,043                                150,043
                                                                         -----------        -----------         -----------
NET CASH PROVIDED  BY FINANCING
         ACTIVITIES                                                          992,043            223,600           2,741,954
                                                                         -----------        -----------         -----------

NET INCREASE (DECREASE) IN CASH                                              109,725             25,905             117,549

CASH, beginning of period                                                      7,824                 --                  --
                                                                         -----------        -----------         -----------

CASH, end of period                                                      $   117,549        $    25,905         $   117,549
                                                                         ===========        ===========         ===========

SUPPLEMENTAL DISCLOSURE:
Noncash investing and financing activities
        Shares issued in exchange for extended business model            $        --
                                                                         ===========
        Shares issued in exchange for services                           $    72,000
                                                                         ===========

No significant amounts of interest or taxes were paid during the periods shown above.

                        See Notes to Financial Statements

XRAYMEDIA.COM
(FORMERLY E-BIDD.COM, INC.)
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(unaudited)
===============================================================================



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

XRAYMEDIA.COM
(FORMERLY E-BIDD.COM, INC.)
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(unaudited)
===============================================================================

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Principles (Continued)

b.  Basic earnings per share

Basic earnings (loss) per share have been calculated in conformity with Financial Accounting Standards Board Statement No. 128 "Earnings per Share". The Company has a simple capital structure with no significant potential common shares. Basic earnings (loss) per share is calculated weighted on the average number of common shares outstanding each year (2000 - 21,489,111; 1999-30,778).

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

XRAYMEDIA.COM
(FORMERLY E-BIDD.COM, INC.)
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(unaudited)
===============================================================================

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this Amendment No. 1 to Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.


                                        XRAYMEDIA.COM, INC.


DATED:  January 30, 2001               By: /s/ Raymond C. Dabney
                                            ---------------------
                                            Raymond C. Dabney,
                                            President and CEO