Form 10KSB
period 2000-12-31
XRAYMEDIA COM INC
filed 2001-05-11
CIK 1097068

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from to

                         Commission file number: 0-27919

                    Xraymedia.com inc., fka e-bidd.com, Inc.
                 (Name of Small Business Issuer in Its Charter)

Minnesota                                                              410951123
(State  or  Other  Jurisdiction  of                            (I.R.S.  Employer
Incorporation  or  Organization)                            Identification  No.)


         555 Burrard Street, Suite 900, Vancouver, B.C., Canada V7X-1M9
               (Address of Principal Executive Offices) (Zip Code)

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

                       Yes  [X]                   No  [ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

The  issuer's  total  revenues  for  the  year  ended  December  31,  2000, were
$44,985.00

On  March  31,  2001,  the  number  of  shares  outstanding of the  registrant's
Common
Stock,  $0.001  par  value  (the  only  class of voting stock), was 36,580,778 .

                                TABLE OF CONTENTS

                                                                        Page No.
                                     PART  I

Item  1.       Description  of  Business                                       3
Item  2.       Description  of  Property  Management's  Discussion
               and  Analysis  or  Plan  of  Operation                         18
Item  3.       Legal  Proceedings                                             19
Item  4.       Submission  of  Matters  to  a  Vote  of  Security  Holders    19

                                     PART II

Item  5.       Market  for  Common  Equity  and  Related  Stockholders        19
Item  6.       Management's Discussion and Analysis or Plan of Operation      21
Item  7.       Financial  Statements                                          24
Item  8.       Changes  in  and  Disagreements  with  Accountants             37

                                    PART III

Item  9.       Directors, Executive Officers, Promoters and Control Persons;
               Compliance  with  Section  16(a)  of  the  Exchange  Act       37
Item  10.      Executive  Compensation                                        38
Item  11.      Security Ownership of Certain Beneficial Owners and Management 39
Item  12.      Certain  Relationships  and  Related  Transactions             40
Item  13.      Exhibits  and  Reports  on  Form  8-K                          40

                                     PART I

FORWARD-LOOKING STATEMENTS. THIS REGISTRATION STATEMENT INCLUDES "FORWARD-LOOKING STATEMENTS." FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REGISTRATION STATEMENT ARE BASED ON MANAGEMENT'S BELIEFS AND ASSUMPTIONS AND ON INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS IN WHICH WORDS SUCH AS "EXPECT, " "ANTICIPATE," "INTEND,"
"PLAN,"  "BELIEVE,"  "ESTIMATE,"  "CONSIDER,"  OR  SIMILAR EXPRESSIONS ARE USED.

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


ITEM  1.  DESCRIPTION  OF  BUSINESS

A.  Corporate  Organization

As used herein the terms "xray" and "xraymedia " refers to xraymedia.com, Inc., a Minnesota corporation, its subsidiaries and predecessors, unless the context indicates otherwise. On June 28, 2000 the name was changed from e-bidd.com, inc., to xraymedia.com inc. to avoid a potential conflict with another totally separate and unrelated company by a similar name, www.Ebid.com, that also operated as an Internet auction site.

Xraymedia has had several previous names in the past including: Image Photo Systems, Inc., AJA Merchant Banking Corporation, Cyberguides International, Inc., Digital Reporting, Inc., and Port Industries, Inc. Although xraymedia was initially formed to conduct any lawful activity, XRAYMEDIA.COM is a Media Solutions Company offering a variety of integrated products and services through its website, including media buying and selling, media auctions, web, logo and print ad design services, public relations and investor relations services, as well additional media technology to be announced as implemented. Through affiliations with Media Industry leaders is positioned to capitalize on the migration of advertising sales and auctions as well as other related media based activity, to the internet through Business to Business Media solutions.

Xraymedia was originally incorporated in Minnesota on November 27, 1968, as Port
Industries, Inc., and operated as a real estate development company. Port Industries, Inc. commenced bankruptcy proceedings under Chapter XI in May, 1974 and emerged from bankruptcy in April, 1976. As a result of the bankruptcy, all assets were distributed and the debtor's rights were formally discharged. Port Industries, Inc. remained inactive from 1976 until 1994.

On March 1, 1994, Port Industries, Inc. entered into an agreement of merger with Digital Reporting, Inc., a Delaware corporation, engaged in the business of corporate acquisitions. Upon the effective date of the merger Port Industries, Inc., issued 720 shares (1,800 shares prior to stock splits) of its common stock in exchange for all of the outstanding shares of Digital Reporting, Inc., whose operations were nominal since its inception, and became the sole surviving corporation under its post-merger name, Digital Reporting, Inc.

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

In July, 1999 Image Photo Systems, Inc., under new management, entered into an Agreement with Laurier Limited, whereby it acquired its current operations as an Internet auction site and licensor of Auction and Ad Serving Software and Laurier Limited received 10,000,000 restricted shares of Image Photo Systems, Inc. stock. In September 1999, Image Photo Systems, Inc. changed its name to e-bidd.com, Inc. Subsequently, the Laurier transaction was reversed. (See below).

On June 28, 2000 the name was changed from e-bidd.com, inc., to xraymedia.com inc. to avoid a potential conflict with another totally separate and unrelated company by a similar name, www.Ebid.com, that also operated as an Internet auction site.

As of September 30, 2000, the Company had not received the software license from Laurier Limited for which 10,000,000 shares of common stock had been issued. Because of this default, the company has reversed the asset and related stockholders' equity amounts originally recorded in this transaction retroactively to Dec. 31, 1999.

The company has since been in development of its own Media Auction software with separate modules being acquired from other sources. On December 18, 2000, in a 2nd Level Public Access program xraymedia has opened its media auction site for qualified media buyers and sellers to test. During this time, protocols for credit approval and confirmation of inventory will be applied and checked repeatedly for robustness. Xraymedia.com Inc intends to officially launch this media auction software before the year-end of 2001.

B.  Description  of  Business

                                EXECUTIVE SUMMARY

John Hagel of McKinsey coined the term "infomediaries" to describe intermediaries who sell information about a market, creating a platform on which buyers and sellers can do business. Many Internet researchers now believe that perhaps the most profitable pure Internet companies, as well as the most influential, will be business-to-business infomediaries, who will have the ability to re-organize entire industries. Red Herring, an Internet aficionado magazine, recently called the emergence of "Internet Infomediaries" the next bastion of economic activity to profoundly impact the Internet. Infomediaries represent a new category of entrepreneurs. Through the development of its Media SuperPortal - and more specifically, its online media auction - XRAYMEDIA.COM has membership in this rare category.

XRAYMEDIA.COM's objective is to become a premiere online Internet media company. Research indicates that the media industry is ripe for a business-to-business eCommerce service for buying and selling premium advertising space (Television, Radio, Print, Out-of-Home, Specialty, and Online). The traditional process of buying media is usually cumbersome and time-consuming for buyers, and can serve to effectively shrink sellers' consumer base.

There is no question that advertising remains big business: Total advertising industry spending grew 8.1% to $524.7 billion in 1999 and is forecast to rise at a compound annual growth rate (CAGR) of 7.8% throughout the forecast period 1999-2004, reaching $745.8 billion in 2004. This growth will be driven largely by Internet advertising, which exploded 140.6% to $4.6 billion in 1999, and is forecast to increase at a 39.5% CAGR, more than quadrupling to $24.4 billion by 2004, and surpassing cable, network television, and consumer magazines.

These developments are not restricted to North America alone. A report released by eMarketer.com claims that Western Europe will account for 41% of worldwide eCommerce revenue by 2003. This trend is having an impact on the global marketplace. IDC reports that 60% of online US business-to-business companies are making their products available to the global market, a percentage expected to rise to 80% by 2004. Further, the decision about whether or not to engage a business plan that includes the European marketplace will have a distinct impact on the financial situation of online businesses: firms that are going global project foreign revenues of 25% in 2000 and 30% in 2001; firms that are not project 10% and 12% for those same years (IDC). XRAYMEDIA.COM is well positioned for the European market. The firm has opened an office in Europe specifically to develop this market, to handle incoming business directed at XRAYMEDIA.COM, and to act as a liaison with the European media.

Currently, there is a scattered presence of online auction sites. Sites such as eBay.com have made the online auction famous. In terms of business-to-business eCommerce services for buying and selling premium advertising space, major competitors include OneMediaPlace.com and BuyMedia.com. Both these sites have generated substantial traffic with their media auctions, signaling the desire among media professionals for a coherent and convenient way to conduct business. Moreover, the value of this concept is illustrated by two major recent business developments. First, in January of this year, Internet Capital Group (ICG) spent $45 million to secure a stake in BuyMedia.com - a service that lets media buyers purchase advertising over the Internet. Then, in March 2000, AdAuction.com and Engage - a division of CMGI - formed a strategic alliance, creating OneMediaPlace.com. By May of the same year, the company had obtained $67 million in private investments. Clearly, there is industry-wide recognition of the growth potential in this area.

XRAYMEDIA.COM is in good company and is positioned to surpass the competition by offering the same services as our competitors, and by supplementing these services with an all-encompassing media package - the XRAYMEDIA.COM Media SuperPortal.

                            THE XRAYMEDIA.COM MISSION

XRAYMEDIA.COM is positioned to become a premiere live online, business-to-business web site.

The  company  believes  that:

1. Currently, significant untapped opportunities exist in this area of eCommerce;

2. An Internet SuperPortal has the ability to replace outdated and inefficient methods of selling and purchasing advertising space;

3. An Internet SuperPortal can replace outdated and inefficient methods of accessing an Advertising Agency, a Public Relations department, a Marketing firm, and Design Services;

4. There are numerous untapped opportunities for a synergetic relationship between online advertising and conventional advertising;

There are opportunities to garner income from cooperative relationships between subscribing agencies, agencies offering services through the XRAYMEDIA.COM SuperPortal, and XRAYMEDIA.COM itself.

XRAYMEDIA.COM has assembled the partners and technology to enable it to expand on its vision: XRAYMEDIA.COM's mission is to provide a SuperPortal site to media professionals. This will make all markets more accessible and user-friendly to national and local advertisers alike, by streamlining and centralizing the process of buying media. Sellers can avail themselves of a broader, more global marketplace.

We have a common goal of bringing new efficiencies to the marketplace. By doing so, we can increase agency billings and profitability, creates better results for advertisers, and generates additional revenue for all media.

                                  THE INDUSTRY

The Internet is changing historically staid industries by enabling them to operate with unprecedented efficiency. Previously fragmented enterprises - from paper to chemicals - are establishing centralized marketplaces online. As the technology underlying eCommerce solutions improves, the level of trust in the security of online commerce systems increases. The impact of this trend cannot be overstated: both individuals and businesses are beginning to exploit the convenience and immediacy of online eCommerce options. Just as commerce is central to real-world business practices, eCommerce is the core of Internet purchasing. Online marketplaces provide business solutions: they are instant and global forums for trade. The online auction is an increasingly popular venue for both businesses and individuals.

The immense size of the advertising industry is no secret. Advertising as a whole - and more specifically online advertising - is a particularly lucrative business. Even within the subgroup of business-to-business sites, the potential for growth is indefinite. Analysts estimate that based on its current growth rate, the business-to-business market will grow to $3 billion by 2005, representing 18% of online advertising spending on mainstream online media.

Internet auctions - defined as an exchange of products or inventory through online communication channels and computer applications for a specific community of practice - represent a particularly timely and exciting growth opportunity. According to Jupiter Communications, online business-to-consumer auctions will move $3.2 billion worth of merchandise annually by 2002; this figure can be added to further sales conducted person-to-person. A survey conducted by Price Waterhouse Coopers found that online advertising revenues surpassed the $1.0 billion mark for the first time in the third quarter of 1999, and a recent survey on online spending indicates that online auctions accounted for $644 million in the first quarter of 2000 (Harris Interactive).

                                   THE MARKET

Industry information indicates a rare opportunity in the combination of online resources and media requirements. In fact, total industry spending grew 8.1% to $524.7 billion in 1999 and is forecast to rise at a compound annual growth rate
(CAGR) of 7.8% throughout the forecast period 1999-2004, reaching $745.8 billion in 2004. In addition, as models for purchasing conventional, offline advertising migrate to the web, there are similar significant opportunities to tap into that area of growth.

XRAYMEDIA.COM's Media SuperPortal also represents a significant opportunity for cross selling. By offering a comprehensive collection of services that encapsulates the full set of on- and off-line media needs, the SuperPortal is positioned to exploit the industry requirement for a knowledgeable mixed medium approach.

According to INPUT, eCommerce is projected to rise from $46.8 billion in 1999 to $4 trillion in 2004, representing a 5,660% increase. Online auction revenue - the primary revenue of eBay.com - was $9.1 billion in 1998, representing approximately 12% of total eCommerce revenue. Assuming the growth rates projected, the online auction industry is poised to grow to $151.8 billion in 2002. Below are some very favorable remarks by reputable and reliable media and research firms, concerning the demand, potential, and future for online Internet auction companies.

- MULTICHANNEL NEWS ONLINE, SEPTEMBER 18, 2000."Online media-buying exchanges could be the venue for $66 billion in advertising activity by 2005, according to projections from a new Myers Group report."

- BUSINESS 2.0, OCTOBER 24, 2000. "Suddenly, media buying is a hot B-to-B category And no wonder: There's an estimated $33 billion that will be spent in online advertising over the next three years. What's in it for the marketplaces? They get a percentage of the cost of an ad placement-from 3 percent to 15 percent or more-no matter the medium, whether print, outdoor, radio, television, or Internet."

- FORRESTER RESEARCH, CAMBRIDGE, MASSACHUSETTS, 2000. "Europeans with Internet connections at home don't reduce the time they spend using traditional media. But media companies must reposition themselves to retain leadership online."

By the end of 2004, there will be over 48 million US households paying for access to a multimedia broadband service. This is a penetration rate of 42.7% of all US households, rivaling that of personal computers and cellular phones. Worldwide, multimedia broadband services will generate nearly $40 billion in annual revenues in 2004. With affiliates in Europe, XRAYMEDIA.COM is prepared to accept the challenges of servicing a global community.

                      XRAYMEDIA.COM'S COMPETITIVE ADVANTAGE

XRAYMEDIA.COM aims to transform the advertising industry. As the only first, second, and third party aggregator of general media services, XRAYMEDIA.COM will bring the power of the Internet to the advertising industry as a whole, enabling large and small companies, advertising agencies, and general media buyers to engage in the total media process online.

While there is an uneven presence of Internet auction sites, there is a startling lag in the development of online media marketplaces offering a business-to-business eCommerce service for buying and selling premium ad space. There are currently two principal competitors - BuyMedia.com and OneMediaPlace.com. BuyMedia.com CFO Mr. Don Hansen claims that they are conducting $2 million in business daily through its web site; they are hoping to have carried out $500 million by the end of 2000 (BuyMedia.com). OneMediaPlace.com - formerly AdAuction.com - claims to be "the premier global media e-marketplace and advertising resource destination" and was named one of the most promising and competitive B2B companies in their category (OneMediaPlace.com).

XRAYMEDIA.COM is in good company - and is positioned to surpass the competition. The energetic reaction to these services by businesses indicates an unsatisfied industry requirement. Other sites have tried to break into the marketplace, and have not been able to sustain themselves; these sites have not encompassed a complete circle of services. XRAYMEDIA.COM is breaking an out-dated standard by realizing the potential of the Internet: the Internet makes an instantaneous, global, and full-service site not only possible, but also inevitable.

THE  XRAYMEDIA.COM  SUPERPORTAL

Our first milestone - completed in its test phase on October 24, 2000 - was to create an online media marketplace: XRAYMEDIA.COM's Media SuperPortal. The SuperPortal is divided into three distinct sub portals (Corporate Culture, Media Commerce, and Community Resources). Each sub portal is designed to deliver a specific objective in making the practice of buying and selling media a convenient and cohesive process. As we grow, both as a site and as a company, we will expand to include a full set of services and tools for the media professional.

The  XRAYMEDIA.COM  SuperPortal  branches  out  into  three  sub  portals:

-     CORPORATE  CULTURE

o The Corporate Culture sub portal is designed to act as a resource for visitors to learn more about the media industry, and about XRAYMEDIA.COM. Corporate Culture presents clients with an Executive Summary of XRAYMEDIA.COM, company Press Releases, Industry intelligence, Investor information, a call for Business Partners, and - on our Careers page - employment information.

-     MEDIA  COMMERCE

o Our Media Commerce sub portal features XRAYMEDIA.COM's central marketplace and service-oriented functions: Advertising Agency, Public Relations, Media
Auctions,  Traditional  Services,  and  Online  Ventures.
o XRAYMEDIA.COM's Advertising Agency page gives clients access to a full range of services, including Placement, Design, and Strategic marketing. At the bottom of each page is a link to a Request For Proposal (RFP), and to contact us.
o XRAYMEDIA.COM offers a wide range of Public Relations services. Our Planned PR, Consulting, Media Relations, and Design Services cover all the bases for putting together an effective public relations campaign. Clients are invited to submit an RFP, or to contact XRAYMEDIA.COM directly to take advantage of these services.

o A major component of this site is the online Media Auction located in our Media Commerce sub portal. The Auction is designed to make Television, Radio, Print, Out-of-Home, Specialty, and Online media more accessible and user-friendly for local, national, and multi-market advertisers. Sellers use the auction to list their available media products in an auction format. Once an auction has commenced, buyers from around the world can visit and bid on desired items. The winner of the auction is notified by email. Next, the buyer pays for their purchase, and provides the seller with the necessary advertising documents to be displayed or aired. XRAYMEDIA.COM provides secure payment technology and a verified credit line, so the buyers' credit is verified prior to bidding. As well, both buyers and sellers are bound by a contract to honor their online listing and bidding activities. The online Media Auction provides a quick and convenient marketplace for media buyers and sellers, expanding the market from local or national to global.
o The Traditional Services page of the Media Commerce sub portal contains links to our Rate Card, Request For Proposal (RFP), and the traditional methods of carrying out Advertising Agency and Public Relations services. The XRAYMEDIA.COM Rate Card contains a database of Television, Radio, Print, Out-of-Home, Specialty, and Online media for sale. Our Request For Proposal page offers visitors a confidential electronic RFP.
o In the Online Ventures section of the SuperPortal, visitors will find Wireless, Banner Network, eMarketing, and Branding Strategies. There are also links to the Design Services section. Here, clients can submit an RFP for any services they wish to use.

-     COMMUNITY  RESOURCES

o     The  third  sub  portal  on  XRAYMEDIA.COM's  Media  SuperPortal is called
Community Resources. This area has been designed to help facilitate quick and easy solutions for media professionals faced with the challenges of an ever-changing industry. Think of our Resource Center as your research department. Here, subscribers have instant access to our Library, featuring useful articles on media-related topics ranging from marketing tips to writing effectively. For further reference, XRAYMEDIA.COM has assembled a Glossary of media-related terms and definitions. Subscribers can keep on top of timely issues by tracking industry changes on our web page, and by subscribing to our weekly newsletter. In the coming months, XRAYMEDIA.COM will be adding further features to this sub portal, including members Chat, Video Teleconferencing services, Virtual Office tools, and free web-based Email.


The XRAYMEDIA.COM SuperPortal will use the most current technology and servers for posting real time information on availability and pricing. The site will not only post standard Rate Card information, it will also serve as an interface for checking inventory availability and pricing. The online Media Auction operates as a real-time media market that is one step ahead of an interactive web version of a media buying service: An entire range of advertising buyers and sellers will meet at the XRAYMEDIA.COM site to make their purchases and sales. Using the XRAYMEDIA.COM Media Auction, media professionals can accomplish in minutes what used to take hours. The other services available on the Media SuperPortal - Advertising Agency, Public Relations, Traditional Services including Design, and Online Ventures including eMarketing - ensure that there is an alternative to traditional ways of meeting industry needs. For example, the availability of Design and Public Relations services on the SuperPortal gives media professionals a choice between virtual and real-world options. Clients can choose to use the SuperPortal as a one-stop resource for all their media needs.

                          THE XRAYMEDIA.COM OPPORTUNITY

XRAYMEDIA.COM streamlines the existing process of buying and selling media, and allows media professionals to use a new method for transactions, such as online Media Auctions. This means that buyers and sellers are eager to use our services, and that the company is more likely to secure a significant long-term revenue stream.
XRAYMEDIA.COM will be the first and only Internet site that integrates a network of best-of-breed media products with useful information, and services tailored to their needs in a single facility. The Media SuperPortal supplies buyers and sellers with a more proficient and cost effective way to buy and sell media. Our online Media Auction service, which is free to media buyers, provides an efficient means of executing media schedules for advertising agencies and direct advertisers. To this essential function for media professionals, XRAYMEDIA.COM adds a vast array of other tools and services. The Media SuperPortal is a full-service, convenient, and efficient resource for media professionals.

                         CURRENT MEDIA BUYING PRACTICES

The traditional means of buying media space is a slow, painstaking process that often involves a cumbersome combination of printing typed documents, faxing to individual media, and phone follow-up calls with each media. In addition, because there are more than 7,000 radio and TV media - and these media continually change call letters, addresses, media formats, and network affiliations - keeping track of information is a perpetual and arduous task. General media buying is a labor-intensive process of checking on availability and pricing, scheduling, making reservations, and getting confirmations. In the case of a multi-outlet campaign, this process has to be done repeatedly. Even if some or all of the buying is done through a media service, it still requires the time-consuming process of calling a representative and waiting for a confirmation on pricing and availability. Further, booking advertising space or time will generally take several phone calls and multiple faxes.

Despite the convenience of using an online connection to undertake these business transactions, media buying services have not yet migrated to an eCommerce mode. Even when a media-buying service has a web site, it is not interactive, and it still relies heavily on non-electronic, non real-time ways to transmit information on availability and pricing. This simultaneously presents a challenge and an opportunity. Making the media-buying process more efficient represents a vast market opportunity to restructure and update communications between buyers and sellers.

Media-buying representatives and proprietary software have attempted to unify buyers and sellers and to expedite transactions, but none have leveraged the Internet's ease, clarity, worldwide reach, constant availability, and ability to establish market value. Purchasing premium and general advertising space in North America in all media remains a complex and time-intensive process replete with hidden and potentially unnecessary costs.

Media-buyers and executives alike are eager to migrate to web technology, but the threshold for entry is high. It involves creating direct relationships with media across the board, the possible merger or acquisition of a non web-based media-buying service, and a technology engine advanced enough to drive a real-time, continuously updating media database. Until now, there has been no such provider. XRAYMEDIA.COM will meet these specifications.

                           ADVANTAGE FOR MEDIA BUYERS

With XRAYMEDIA.COM, media-buyers communicate with media-sellers via the Internet. Orders, avail requests, and traffic instructions go directly to the sellers, saving time and energy. Using our SuperPortal, a media-buyer can accomplish in an instant what used to take hours, and can dramatically increase both their exposure and advertising revenues. XRAYMEDIA.COM is available to media buyers at no cost.

Through our Media Auction, buyers will be able to purchase premium Television, Radio, Print, Out-of-Home, Specialty, and Online advertising. Unlike web sites that auction only "leftover" advertising times, XRAYMEDIA.COM is focused on providing first choice advertising time to media-buyers nationwide, allowing both buyer and seller to negotiate the price. By improving on an existing method rather than imposing a new advertising buying practice on the industry, we will deliver the fastest, most cost-effective media-buying process.

XRAYMEDIA.COM will benefit media buyers by streamlining the advertising buying process and facilitating the negotiation procedures. This keeps advertising rates reasonable. We eliminate the need for middle-tier companies that profit from mediating between buyer and seller. XRAYMEDIA.COM strongly believes, however, that the huge market for broadcast advertising leaves ample room for our firm and rep firms to coexist.

                           ADVANTAGE FOR MEDIA SELLERS

On the XRAYMEDIA.COM SuperPortal, advertising availability will be checked and confirmed, and space will be purchased and paid for up front. Up front payment reflects the entire XRAYMEDIA.COM business model, by collecting fees and creating cash flow at the earliest point possible in the transaction cycle.

XRAYMEDIA.COM avoids the constraints of geographic location of sales offices. As we are online, advertising agencies and direct advertisers can utilize our service worldwide. In addition to the convenience, Television, Radio, Print, Out-of-Home, Specialty, and Online media will pay a lower sales commission when accepting orders from agencies and direct advertisers using the XRAYMEDIA.COM Media Auction. The Media Auction facilitates a bidding competition which not only provides advertisers with better rates, but also with a wider audience reach for their campaigns.

                                   THE PROCESS

A standard web browser is all that is needed to access and use XRAYMEDIA.COM's Media SuperPortal. Media buyers can communicate with media sellers and XRAYMEDIA.COM using the Internet without changing their traditional process. XRAYMEDIA.COM facilitates these transactions by acting as an infomediary. Through the Media SuperPortal, media professionals can easily get the help that they need to successfully do their business.

The Media Commerce sub portal is home to the interactive, client-centered services and features of the SuperPortal. Here, visitors will find the Advertising Agency, Public Relations, Media Auctions, Traditional Services, and Online Ventures.

The online Advertising Agency features all the services necessary to launch any campaign. These include Placement, Design, and Strategic marketing.

XRAYMEDIA.COM's Public Relations page is the gateway to a full range of public relations services, including PR planning, Consulting, Media relations, and Design. Each of these sections features a direct link to an RFP (Request For Proposal), for quick and intuitive navigation. The Media Auction will act as a cohesive and instant global market in which buyers and sellers can do business. XRAYMEDIA.COM's user-friendly interface, secure system, and facilitation all work to make the Media Auction the first choice for media professionals. Within Traditional Services, users will find the pages for XRAYMEDIA.COM's Rate Card and Request For Proposal (RFP). XRAYMEDIA.COM's Rate Card is a comprehensive database of all media for sale, including Television, Radio, Print, Out-of-Home, Specialty, and Online. As well, mechanical data information will provide the client with a general understanding of the buying process, statistics, and reports. Included will be information regarding pricing structure, deadlines, and the overall workings of traditional media services. The Online Ventures section features information about Wireless, Banner Networks, eMarketing, and Branding Strategies. Media professionals can use our direct links to an RFP from any of these pages.

Alternately, XRAYMEDIA.COM's clients can visit the Request For Proposal page to submit a confidential request to XRAYMEDIA.COM. Using our RFP, buyers can send multi-market avail requests with separate buy parameters, all with a single click. Once media schedules are configured, buyers using advanced software systems like SmartPlus, Strata, or COREMedia can utilize XRAYMEDIA.COM's Electronic Data Interchange (EDI) technology to upload media order data to the SuperPortal for immediate distribution. XRAYMEDIA.COM also provides free order builder software with built-in EDI functionality for buyers who do not currently license media software. Our free Order Builder program generates media schedules based on the client, product, campaign, flight dates, and demographic information. Multi-market, multi-media orders include flexible spot distribution, Cost-per-Point (CPP), and total spot and cost calculations. Once created, orders are uploaded through XRAYMEDIA.COM and sent directly to the selected media. Sending orders from a buyer's media software to our upload file is as easy as printing them. XRAYMEDIA.COM's advanced Internet-to-fax technology provides immediate and reliable fax delivery of media schedules. We ensure prompt, accurate delivery with detailed information about all transactions. XRAYMEDIA.COM automatically notifies media buyers via email once all media confirmations have been received. This technology fuses a media buyer's sophisticated buying software with our advanced communication system.

Members enter XRAYMEDIA.COM through a password-protected interface, which is uniquely tailored to the needs of each media buyer. Our advanced system can perform high-volume, reliable, real-time transaction processing and can provide timely, accurate, and free communication delivery. All communications and transactions are digitally archived. Once media schedules are configured, buyers can also use XRAYMEDIA.COM to send orders to media. Our technology will integrate with the leading industry media buying and planning software, used by 1,200 advertising agencies nationwide. Unlike other communications systems, buyers do not need to load proprietary software onto their computers.


                                   MEMBERSHIP

XRAYMEDIA.COM will have the opportunity to attract the widest range of members based on offering services that encompass the entire media industry. This membership will include large and small advertising agencies, media-buyers and -sellers, and direct advertisers.

                                    SECURITY

Access to XRAYMEDIA.COM's system is granted only to account holders whose identity is verified through their username and password on each login. Each application for an account is reviewed by XRAYMEDIA.COM to ensure that only qualified applicants are granted an account.

XRAYMEDIA.COM employs an advanced firewall to prevent unauthorized access and all EDI transactions are processed on secure servers to ensure confidential information is protected. All information is encrypted and verified by Certificates of Authenticity.

                               CORPORATE STRATEGY

XRAYMEDIA.COM intends to successfully establish the Media SuperPortal as the premiere site for media professionals. We will provide fast, efficient, and reliable information, and essential resources in a user-friendly format. Our database will capture details resulting in corporate and customer profiling, which will allow buyers, sellers, and advertisers to develop their businesses in direct response to their market.

XRAYMEDIA.COM's graphical interface will simplify user operations and provide required services through the Media SuperPortal by:

-     Enabling  merchants  to  accept  online  information,  securely;

-     Keeping  implementation  costs  low;

- Providing transaction data to the client for clearing on XRAYMEDIA.COM's system;

-     Bringing  third  party  reporting  and billing to both buyers and sellers.

The opportunity to create lateral synergies with corporations and organizations will provide income streams through sponsorships, banner advertisements, and eCommerce opportunities.

XRAYMEDIA.COM will aggressively seek strategic partnerships, and facilitate advertising opportunities with corporations, online search portals, and organizations with revenue-enhancing prospects.

Banner ads, polling initiatives, sponsorship opportunities, and lateral promotion campaigns will produce multiple revenue streams while extracting economic value from services rendered.

XRAYMEDIA.COM will implement business-to-business eCommerce systems such as our online Media Auction. The availability of other services - our Advertising Agency, Public Relations department, Traditional Services including Rate Card and Request For Proposal (RFP), Design Services, and Online Ventures including eMarketing - makes XRAYMEDIA.COM's Media SuperPortal a full-service online media mall. The development of other resources like free web-based email and an online chat forum will enhance the attractiveness of the site because of its convenience for a variety of functions.

G.  Regulatory  Overview  (New  and  Existing  Regulation  of  the  Internet)

Xraymedia is subject to the same federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as online contracts, user privacy, freedom of expression, pricing, fraud,
content  and  quality  of  products  and  services,   taxation,   advertising,
intellectual   property  rights  and  information  security.  Applicability  to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain.

In addition, numerous states, including the State of New York, in which XRAYMEDIA's principal place of business is located, have regulations regarding the manner in which "auctions" may be conducted and the liability of "auctioneers" in conducting such auctions. No legal determination has been made with respect to the applicability of the State of New York's regulations to XRAYMEDIA's business to date and little precedent exists in this area. One or more states may attempt to impose these regulations upon xraymedia in the future, which could harm xraymedia's business. Several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies.

Changes to existing laws or the passage of new laws intended to address these issues could directly affect the way xraymedia does business or could create uncertainty in the marketplace. This could reduce demand for the services of xraymedia or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could otherwise harm XRAYMEDIA's business. In addition, because xraymedia's services are accessible worldwide, and xraymedia facilitates sales of goods to users worldwide, foreign jurisdictions may claim that xraymedia is required to comply with their laws. In some jurisdictions, xraymedia will be required to collect value-added taxes on its fees.

H.  Reports  to  Security  Holders

Xraymedia's annual report will contain audited financial statements. Xraymedia is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. Xraymedia intends to, continue filing all of its required information with the Securities and Exchange Commission ("SEC").

The public may read and copy any materials that are filed by xraymedia with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The statements and forms filed by xraymedia with the SEC have also been filed electronically and are available for viewing or copy on the SEC maintained Internet site that contains reports, proxy and information statements, and other information regarding  issuers  that  file  electronically  with  the  SEC.  The  Internet address for this site can be found at http://www.sec.gov. Additional information can be found concerning xraymedia on the Internet at http://www.xraymedia.com.


                       ITEM  2.  DESCRIPTION  OF  PROPERTY

Xraymedia has expanded its operations to two separate locations; 555 Burrard Street, Suite 900, Vancouver B.C. V7X 1M9 housing the corporate operations and at 555 West Hastings Street, Suite 800, Vancouver, B.C. V6B 4N5 the main servers location. The two facilities contains approximately 2,200 square feet of office space on a month-to-month basis for $5,300 dollars per month. Xraymedia believes that this facility is generally suitable and adequate to accommodate its current operations and that such facility is adequately insured.

                            ITEM 3. LEGAL PROCEEDINGS

Xraymedia  is  currently  not  a  party  to  any  pending  legal  proceedings.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 31, 2000 Xraymedia filed for a Special Meeting of Shareholders of e-bidd.com, Inc., was held to consider and vote upon a proposal to change the name of the Corporation from e-bidd.com, Inc. to xraymedia.com, Inc. and to transact such business as properly come before the meeting.


                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Xraymedia's common stock is currently traded as a fully reporting issuer on the NASD Over The Counter Bulletin Board under the symbol "XRMD" through a Form 10-SB approved by the SEC

The  table  below  sets  forth  the  high and low sales  prices for  xraymedia's
Common
Stock for each quarter of 1999 and 2000. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

            |---------------------------------------|
            |          Quarter         High      Low|
            |---------------------------------------|
            |1999     First(1)          .33     .027|
            |         Second(2)     .046875     .022|
            |         Third(3)        8.625     .035|
            |         Fourth(4)        2.63     .252|
            -----------------------------------------

(1) On March 24, 1999, xraymedia's common stock reverse split on a one to ten basis.
(2) On April 5, 1999, xraymedia's common stock reverse split on a one to ten basis.
(3) On July 8, 1999, xraymedia's common stock reverse split on a one to one hundred basis.



            |---------------------------------------|
            |          Quarter         High      Low|
            |---------------------------------------|
            |       2000     First      4.25     .24|
            |                Second     2.75     .50|
            |                Third      1.56     .46|
            |                Fourth     1.00     .13|
            -----------------------------------------



Record  Holders

As of March 31, 2001, there were approximately 303 shareholders of record holding a total of 36,580,778 shares of Common Stock. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

Dividends

Xraymedia has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future.


The payment of dividends is within the discretion of the Board of Directors and will depend on xraymedia's earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit xraymedia's ability to pay dividends on its Common Stock other than those generally imposed by applicable state law.

        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

A.   Results  of  Operations

Sales

Xraymedia has generated revenues from operations of $44,985.00 for the period covered by this Form 10-KSB.

Losses

Net losses for the year ended December 31, 2000, increased to $1,209,739.00 From $205,851 for the year ended December 31, 1999, an increase of 587%. The substantial increase in losses was attributable to the reactivation of the company.

Xraymedia expects to continue to incur losses at least through fiscal year 2001 And there can be no assurance that xraymedia will achieve or maintain Profitability or that revenues will be generated or that growth can be sustained in the future.

Expenses

Selling, general and administrative expenses for the year ended December 31, 2000, increased to $1,254,724.00 from $501,954.00 for the year ended December 31, 1999, an increase of 249%. The large increase in selling general and administrative expenses were the result of various costs associated with the continued startup expenses of xraymedia.

Depreciation and amortization expenses for the years ended December 31, 2000 and December 31, 1999 were $6,766.00 and $0.00, respectively.

B.   Liquidity  and  Capital  Resources

Cash flows generated by operations were a negative $707,949.00 for the year Ended December 31, 2000, and a negative $205,776.00 for the year ended December 31, 1999.
The increase in negative cash flows for the year ended December 31, 2000 are primarily attributable to the start-up expenses of xraymedia. These costs continue into 2001.

Cash flows generated from financing activities was $840,000.00 for the year Ended December 31, 2000 and $223,600.00 for the year ended December 31, 1999. Xraymedia's financing activities primarily consisted of the sale of the xraymedia's common stock pursuant to private placements.

Xraymedia has funded its cash needs over the periods covered by this Form 10-KSB through the issuance of its common stock for cash and outside advances. Xraymedia intends to cover its cash needs over the next twelve months in part through outside advances, but primarily through sale of additional shares of its common stock pursuant to a registration statement or an appropriate exemption from registration. However, there is no guarantee that xraymedia will be able to raise additional funds from the sale of its securities.

On January 18, 2000, xraymedia negotiated a private placement with two separate investment groups in the amounts of $500,000 and $360,000 for total gross proceeds of $860,000 to be used as general working capital. These total gross proceeds bought 4,300,000 units at a price of $.20 per unit. Each unit consists of one share ("Share") of common stock of xraymedia and one warrant to purchase an additional share of common stock at a price of $.30 for a period of one year from the date of issuance ("First Hold Period") and at a price of $.50 for a period of one year from the end of the First Hold Period ("Second Hold Period"). A portion of the shares were offered to 22 non-US residents outside the United States in reliance upon Regulation S promulgated under the Securities Act of 1933 and the remainder of the shares offered to 4 investors in the United States in reliance upon Regulation D.

C.   Capital  Expenditures

Xraymedia made no significant capital expenditures on property or equipment Over the periods covered by this report. The major planned capital expenditure Is further website development. Xraymedia has budgeted $150,000 to purchase the additional equipment or programs needed for this development and xraymedia intends to contract sometime in the future to complete this work.

As of March 2001, xraymedia's website is in its test stage and should be operational within 180 days. Xraymedia's estimated cash requirements are approximately $475,000 annually. The majority of our cash requirements will be used for personnel costs, professional fees and further website development.

D.   Income  Tax  Expense  (Benefit)

Xraymedia has net operating loss carry forwards of approximately $2,100,000 Which will expire in 2013 and 2014.

E.   Impact  of  Inflation

Xraymedia believes that inflation has had a negligible effect on operations over the past three years. Xraymedia believes that it can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

F.   Going  Concern

Xraymedia has had only minor sales and suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern.
Management plans in regards to theses matters is to grow through business combinations rather then to seek immediate, short-term earnings. However, in order to support existing operations and to fund proposed acquisitions, additional bank, private and/or equity financing must be obtained. Additionally, xraymedia plans to increase its sales through its web page, xraymedia.com.

Additionally, the Company completed a private placement which generated $860,000 in cash which was used mainly for working capital for the remainder of the year 2000. The cash generated through the private placement was expected to be sufficient to cover all operating expenses for the period mentioned. Due to the website launch delays and unexpected expenditures on internal development of replacement auction software it was necessary for management to arrange advances to xraymedia.

G.   Year  2000  Compliance

As of March 31, 2001, the Company has not experienced any Y2K or subsequent problems.

                          ITEM 7. FINANCIAL STATEMENTS

The Company's financial statements for the fiscal year ended December 31, 2000 and 1999 are attached hereto.

                                       23


--------------------------------------------------------------------------------
                                  XRAYMEDIA.COM
                           (FORMERLY E-BIDD.COM, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                     REPORT ON AUDIT OF FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999,
                         AND PERIOD ENDED MARCH 1, 1994
                      (INCEPTION OF THE DEVELOPMENT STAGE)
                             TO  DECEMBER  31,  2000
--------------------------------------------------------------------------------

                        INDEX TO THE FINANCIAL STATEMENTS

                                                                    Page
Independent  Auditors'  Report                                      26

     Balance  Sheets                                                28

     Statements  of  Operations  and  Accumulated  Deficit          29

Statements  of  Stockholders'  Equity                               30-31

Statements  of  Cash  Flows                                         32

Notes  to  Financial  Statements                                    33-36

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

March  9,  2001

Board  of  Directors
XRAYMEDIA.Com,  Inc.
(Formerly  EBIDD.Com,  Inc.)
(A  Company  in  the  Development  Stage)
Vancouver,  B.C.,  Canada

We have audited the accompanying balance sheets of Xraymedia.Com, Inc. (formerly EBIDD.Com, Inc.) (A Company in the Development Stage) (Company), as of December 31, 2000 and 1999 and the related statements of operations and accumulated deficit, and of cash flows for the years ended December 31, 2000 , 1999, and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xraymedia.Com, Inc. (formerly EBIDD.Com) (A Company in the Development Stage) at December 31, 2000 and 1999, and the results of its operations and cash flows for the years ended December
31, 2000, 1999, and 1998, in conformity with generally accepted accounting principles.

Board  of  Directors
XRAYMEDIA.Com,  Inc.
(Formerly  EBIDD.Com,  Inc.)
(A  Company  in  the  Development  Stage)
Vancouver,  B.C.,  Canada
Page  Two


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has had minor sales and suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management plans in regards to these matters are also described in Note F. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/Bedinger  &  Company
Bedinger  &  Company
Certified  Public  Accountants
Walnut  Creek,  California

                               XRAYMEDIA.COM, INC.
                           (FORMERLY E-BIDD.COM, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                 BALANCE SHEETS
                         DECEMBER  31,  2000  AND  1999

                                                                    December 31,
ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .         2000          1999
------------------------------------------------------------------------------------
CURRENT ASSETS

Cash . . . . . . . . . . . . . . . . . . . . . . . . . .  $    42,122   $     7,824

Accounts receivable. . . . . . . . . . . . . . . . . . .        6,643             0
Prepaids and deposits. . . . . . . . . . . . . . . . . .       10,384             0
                                                          --------------------------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . .       59,149         7,824
                                                          --------------------------
FIXED ASSETS

Furniture and equipment (Note B)
Cost . . . . . . . . . . . . . . . . . . . . . . . . . .       67,658             0
Accumulated amortization . . . . . . . . . . . . . . . .       (6,766)            0
                                                          --------------------------
Net. . . . . . . . . . . . . . . . . . . . . . . . . . .       60,892             0
                                                          --------------------------
                                                                    0             0
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . .  $   120,041   $     7,824
                                                          ==========================

CURRENT LIABILITIES
Accounts payable and accrued expenses (Note D) . . . . .      451,751        15,000
                                                          --------------------------
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . .      451,751        15,000

TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . .      451,751        15,000
                                                          --------------------------
STOCKHOLDERS' EQUITY (DEFICIT)(Note C)
Common Stock, par value $.001; 100,000,000
shares authorized; issued and outstanding 34,330,778
and 6,620,778 at December 31, 2000 and 1999,
respectively.
6,620,778 at December 31, 2000 and 1999, resepectively..       34,331         6,621
Additional paid in capital . . . . . . . . . . . . . . .    3,367,755     2,480,165
Deficit at inception date. . . . . . . . . . . . . . . .     (746,875)     (746,875)
Accumulated deficit during the development stage . . . .   (2,956,826)   (1,747,087)
Common stock note receivable . . . . . . . . . . . . . .      (30,095)            0
                                                          --------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT) . . . . . . . . . .     (331,710)       (7,176)
                                                          --------------------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT) . . . . . . . . . . . .  $   120,041   $     7,824
                                                          ==========================

  The accompanying notes are an integral part of these financial statements.

                               XRAYMEDIA.COM, INC.
                           (FORMERLY E-BIDD.COM, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                   YEAR ENDED DECEMBER 31, 2000, 1999 AND 1998
          THE PERIOD MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE)
                              TO DECEMBER 31, 2000

                                                                                                       March 1, 1994
                                                                                                       (inception of
                                                             Year Ended December 31,                development stage) to
                                               2000                     1999               1998        December 31, 2000
--------------------------------------------------------------------------------------------------------------------------
REVENUE . . . . . . . . . . . . . .  $                 44,985   $                    0                       $    44,985

COSTS AND EXPENSES

Personnel Costs . . . . . . . . . .                    58,861                   30,058       207,525              428,033
Occupancy costs . . . . . . . . . .                    74,187                   21,769        31,749              154,038
Professional fees . . . . . . . . .                   318,058                  188,238        77,132              610,236
Computer costs. . . . . . . . . . .                    70,626                    9,300         8,529               94,840
Marketing . . . . . . . . . . . . .                    50,975                        0           721               60,226
Travel. . . . . . . . . . . . . . .                    93,665                   34,341         5,733              140,217
Consulting. . . . . . . . . . . . .                   117,167                   72,560             0              189,727
Interest and bank charges . . . . .                     2,646                      478           951                7,361
Office supplies . . . . . . . . . .                    98,922                    3,991           514              106,043
Communication . . . . . . . . . . .                    18,088                   53,491         6,964               82,216
Insurance . . . . . . . . . . . . .                    48,347                   20,317           697               70,105
Miscellaneous . . . . . . . . . . .                     7,946                      547         6,791               17,545
Transfer fees . . . . . . . . . . .                     3,161                    3,770         3,980               10,911
Depreciation and amortization . . .                     6,766                        0        14,056               25,977
Bad  debt expense . . . . . . . . .                         0                        0         5,400                5,400
Website/Internet expenses . . . . .                   224,746                   63,094             0              296,092
Investor relations. . . . . . . . .                    60,563                        0             0               60,563
                                   ---------------------------------------------------------------------------------------
TOTAL EXPENSES. . . . . . . . . . .                 1,254,724                  501,954       370,742            2,359,530
                                   ---------------------------------------------------------------------------------------
OTHER INCOME(LOSS)
Dissolution of CorpReports (Note E)                         0                        0      (503,507)            (503,507)
Other (Note F). . . . . . . . . . .                         0                  296,103      (441,000)            (138,774)
                                   ---------------------------------------------------------------------------------------
                                                            0                  296,103      (944,507)            (642,281)
NET (LOSS). . . . . . . . . . . . .  $             (1,209,739)  $             (205,851)  $(1,315,249)  $       (2,956,826)
                                   =======================================================================================
BASIC AND DILUTED
LOSS PER SHARE (NOTE A) . . . . . .  $                  (0.04)  $                (0.07)  $     (0.05)
                                   ==================================================================

   The accompanying notes are an integral part of these financial statements.

                               XRAYMEDIA.COM, INC.
                           (FORMERLY E-BIDD.COM, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
          THE PERIOD MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE)
                              TO DECEMBER 31, 2000

                                                                                                   Existing  deficit
                                                               Common Stock           Additional     at inception
                                                       Number of                        Paid-in      of development
                                                       Shares              Amount       Capital          stage
---------------------------------------------------------------------------------------------------------------------
BEGINNING BALANCE
at inception of development, March 1, 1994. . . . . .                 201  $         0  $       746,875    ($746,875)
Shares issued . . . . . . . . . . . . . . . . . . . .                 720            1            1,799            0
Net loss for year ending 12/31/94 . . . . . . . . . .                   0            0                0            0

BALANCES                                               ------------------  -----------  ----------------  -----------
December 31, 1994 . . . . . . . . . . . . . . . . . .                 921            1          748,674     (746,875)
Shares issued
Net loss for year ending 12/31/95 . . . . . . . . . .                   0            0                0            0

BALANCES                                               ------------------  -----------  ----------------  -----------
December 31, 1995 . . . . . . . . . . . . . . . . . .                 921            1          748,674     (746,875)
Shares issued . . . . . . . . . . . . . . . . . . . .                  90            0           28,500            0
Net loss for year ending 12/31/96 . . . . . . . . . .                   0            0                0            0

BALANCES                                               ------------------  -----------  ----------------  -----------
December 31, 1996 . . . . . . . . . . . . . . . . . .               1,011            1          777,174     (746,875)
Shares issued . . . . . . . . . . . . . . . . . . . .              14,492           15          258,536            0
Net loss for year ending 12/31/97 . . . . . . . . . .                   0            0                0            0
BALANCES                                               ------------------  -----------  ----------------  -----------
December 31, 1997 . . . . . . . . . . . . . . . . . .              15,503           16        1,035,710     (746,875)
Shares issued . . . . . . . . . . . . . . . . . . . .              15,275           15        1,237,445            0
Net loss for year ending 12/31/98 . . . . . . . . . .                   0            0                0            0

BALANCES                                               ------------------  -----------  ----------------  -----------
December 31, 1998 . . . . . . . . . . . . . . . . . .              30,778           31        2,273,155     (746,875)
Shares issued
Shares issued for cash. . . . . . . . . . . . . . . .           6,590,000        6,590          207,010            0
Net loss for year ending 12/31/99 . . . . . . . . . .                   0            0                0            0

BALANCES                                               ------------------  -----------  ----------------  -----------
December 31, 1999 . . . . . . . . . . . . . . . . . .           6,620,778        6,621        2,480,165     (746,875)
Shares issued
Shares issued in exchange for extended business model          20,000,000       20,000          (20,000)           0
Shares issued in exchange for services. . . . . . . .             210,000          210           71,790            0
Shares issued for note. . . . . . . . . . . . . . . .             150,000          150           29,850            0
Shares issued for cash. . . . . . . . . . . . . . . .           4,050,000        4,050          805,950            0
Shares issued under stock performance plan. . . . . .           3,300,000        3,300                0            0
Net loss for year ending 12/31/00 . . . . . . . . . .                   0            0                0            0

BALANCES                                            -----------------------------------------------------------------
December 31, 2000 . . . . . . . . . . . . . . . . . .          34,330,778  $    34,331  $     3,367,755   $ (746,875)
                                                    =================================================================

The Company also had other
non-cash investing and financing activities:

                                                                      Years Ended December 31
                                                               2000            1999           1998
--------------------------------------------------------------------------------------------------------

Conversion of debt to common stock. . . . . . . . . .  $                0  $         0  $             0
Shares issued in exchange for extended business model  $                0  $         0  $             0

Shares issued for stock performance plan. . . . . . .  $            3,300            -                -
Shares issued in exchange for services. . . . . . . .  $           72,000  $         0  $             0
                                                       -------------------------------------------------
                                                       $           75,300  $         0  $             0
                                                       =================================================

   The accompanying notes are an integral part of these financial statements.

                               XRAYMEDIA.COM, INC.
                           (FORMERLY E-BIDD.COM, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
          THE PERIOD MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE)
                              TO DECEMBER 31, 2000
                                   (CONTINUED)

                                                       Total
                                                       Deficit accumulated    Stockholder's
                                                       during development     Note             Equity
                                                       stage                  Receivable       Deficit
BEGINNING BALANCE
at inception of development, March 1, 1994. . . . . .  $                  0   $            0   $       0
Shares issued . . . . . . . . . . . . . . . . . . . .                     0                0           0
Net loss for year ending 12/31/94 . . . . . . . . . .                (1,800)               0           0

BALANCES                                               ---------------------  ---------------  ----------
December 31, 1994 . . . . . . . . . . . . . . . . . .                (1,800)               0           0
Shares issued
Net loss for year ending 12/31/95 . . . . . . . . . .                     0                0           0
BALANCES                                               ---------------------  ---------------  ----------
December 31, 1995 . . . . . . . . . . . . . . . . . .                (1,800)               0           0
Shares issued . . . . . . . . . . . . . . . . . . . .                     0                0           0
Net loss for year ending 12/31/96 . . . . . . . . . .               (50,165)               0           0
BALANCES                                               ---------------------  ---------------  ----------
December 31, 1996 . . . . . . . . . . . . . . . . . .               (51,965)               0     (21,665)
Shares issued . . . . . . . . . . . . . . . . . . . .                     0                0           0
Net loss for year ending 12/31/97 . . . . . . . . . .              (174,022)               0           0
BALANCES                                               ---------------------  ---------------  ----------
December 31, 1997 . . . . . . . . . . . . . . . . . .              (225,987)               0      62,864
Shares issued . . . . . . . . . . . . . . . . . . . .                     0                0           0
Net loss for year ending 12/31/98 . . . . . . . . . .            (1,315,249)               0           0
BALANCES                                               ---------------------  ---------------  ----------
December 31, 1998 . . . . . . . . . . . . . . . . . .            (1,541,236)               0     (14,925)
Shares issued
Shares issued for cash. . . . . . . . . . . . . . . .                     0                0           0
Net loss for year ending 12/31/99 . . . . . . . . . .              (205,851)               0           0
BALANCES                                               ---------------------  ---------------  ----------
December 31, 1999 . . . . . . . . . . . . . . . . . .            (1,747,087)               0      (7,176)

Shares issued
Shares issued in exchange for extended business model                     0                0           0
Shares issued in exchange for services. . . . . . . .                     0                0           0
Shares issued for note. . . . . . . . . . . . . . . .                     0          (30,095)          0
Shares issued for cash. . . . . . . . . . . . . . . .                     0                0           0
Shares issued under stock performance plan. . . . . .                     0                0           0
Net loss for year ending 12/31/00 . . . . . . . . . .            (1,209,739)               0           0

BALANCES                                               --------------------------------------------------
December 31, 2000 . . . . . . . . . . . . . . . . . .  $         (2,956,826)  $      (30,095)  $(331,710)
                                                       ==================================================

   The accompanying notes are an integral part of these financial statements.

                               XRAYMEDIA.COM, INC.
                           (FORMERLY E-BIDD.COM, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF CASH FLOWS
                   YEAR ENDED DECEMBER 31, 2000, 1999 AND 1998
          THE PERIOD MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE)
                              TO DECEMBER 31, 2000

                                                                                                            March 1, 1994
                                                                                                            (inception of
                                                                                                           development Stage
                                                                              Year Ended December 31        to December 31,
                                                                          2000         1999          1998          2000
                                                       ------------------------  -----------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss). . . . . . . . . . . . . . . . . . . . . .  $            (1,209,739)  $ (205,851)  $(1,315,249)  $(2,956,826)
Adjustments to reconcile net earnings
 (loss) to net cash used by operating activities:
Depreciation and amortization . . . . . . . . . . . .                    6,766            0        14,056        25,977
Shares issued in exchange for services
charged to Professional fees. . . . . . . . . . . . .                   72,000            0             0        72,000
Shares issued for stock performance plan. . . . . . .                    3,300            0             0         3,300
Abandonment of furniture & equipment. . . . . . . . .                        0            0        30,809        30,809
Write-off of goodwill . . . . . . . . . . . . . . . .                        0            0       464,831       464,831
CHANGES IN CURRENT ASSETS AND CURRENT
ASSETS AND CURRENT LIABILITIES:
(Increase) decrease in current assets:
                                                                             0            0             0             0
Prepaids and deposits . . . . . . . . . . . . . . . .                  (10,384)           0             0       (10,384)
Accounts receivable . . . . . . . . . . . . . . . . .                   (6,643)           0         3,500        (6,643)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses . . . . . . . .                  436,751           75       (40,328)      441,751
Notes payable . . . . . . . . . . . . . . . . . . . .                        0            0             0             0
                                                     -------------------------------------------------------------------
NET CASH  USED FOR OPERATING ACTIVITIES . . . . . . .                 (707,949)    (205,776)     (842,381)   (1,935,185)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment. . . . . . . .                  (67,658)           0             0      (117,678)
(Increase) decrease in security deposit . . . . . . .                        0            0         7,839             0
(Purchase) of  goodwill . . . . . . . . . . . . . . .                        0            0             0      (464,831)
(Increase) decrease in subscriptions receivable . . .                  (30,095)           0             0       (30,095)
                                                     -------------------------------------------------------------------
NET CASH (USED) FOR INVESTING ACTIVITIES. . . . . . .                  (97,753)           0         7,839      (612,604)
                                                     -------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of notes payable . . . . . . . .                        0            0      (398,490)    1,749,911
Sale of common stock. . . . . . . . . . . . . . . . .                  840,000      213,600     1,237,460       840,000
                                                     -------------------------------------------------------------------
NET CASH PROVIDED  BY FINANCING
 ACTIVITIES . . . . . . . . . . . . . . . . . . . . .                  840,000      213,600       838,970     2,589,911
                                                     -------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH . . . . . . . . . . .                   34,298        7,824         4,428        42,122

CASH, beginning of period . . . . . . . . . . . . . .                    7,824            0        (4,428)            0
                                                     -------------------------------------------------------------------
CASH, end of period . . . . . . . . . . . . . . . . .  $                42,122   $    7,824   $         0   $    42,122
                                                     ===================================================================
SUPPLEMENTAL DISCLOSURE:

Noncash investing and financing activities
Shares issued in exchange for extended business model  $                     0
Shares issued in exchange for services. . . . . . . .  $                72,000
                                                       ========================
No significant amounts of interest
or taxes were paid during the periods shown above.

   The accompanying notes are an integral part of these financial statements.

                               XRAYMEDIA.COM, INC.
                           (FORMERLY E-BIDD.COM, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                        NOTES TO THE FINANCIAL STATEMENTS
              YEAR  ENDED  DECEMBER  31,  2000,  1999  AND  1998

NOTE  A  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Organization

In  April  2000,  the  Company  changed  its  name  to  XRAYMEDIA.COM.

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

In January 2000 the Company completed a private placement offering in the amount of $840,000. Management intends to use the offering proceeds for working capital purposes. Management believes the offering will provide sufficient working capital for the coming year.

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

                               XRAYMEDIA.COM, INC.
                           (FORMERLY E-BIDD.COM, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                        NOTES TO THE FINANCIAL STATEMENTS
              YEAR  ENDED  DECEMBER  31,  2000,  1999  AND  1998

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Summary  of  Significant  Accounting  Principles  (Continued)


b.  Basic  earnings  per  share

Basic earnings (loss) per share have been calculated in conformity with Financial Accounting Standards Board Statement No. 128 "Earnings per Share". The Company has a simple capital structure with no significant potential common shares. Basic earnings (loss) per share is calculated weighted on the average number of common shares outstanding each year (2000 - 27,714,945; 1999-2,776,612; 1998-16,635).

c.  Office  furniture  and  equipment

Office furniture and equipment purchases are capitalized and the cost depreciated over the estimated useful lives of the related assets, generally five to seven years. Office furniture and equipment abandoned is written off at the time of the abandonment.

d.  Issuance  of  Common  Stock

The issuance of common stock for other than cash is recorded by the Company at managements estimate of the fair value of the assets acquired or service rendered.

e.  Income  taxes

In 2000, 1999 and 1998 only the minimum state taxes were paid.   The Company has
net operating loss carryforwards of approximately $2,100,000, which will expire in 2013 and 2014.

g.  Functional  Currency

The financial statements are stated in U. S. dollars, which is the functional currency of the Company.

                               XRAYMEDIA.COM, INC.
                           (FORMERLY E-BIDD.COM, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                        NOTES TO THE FINANCIAL STATEMENTS
              YEAR  ENDED  DECEMBER  31,  2000,  1999  AND  1998

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

NOTE  B  -  FURNITURE  AND  EQUIPMENT


Property  and  equipment  at  December  31,  2000  consisted  of:

Furniture  and  equipment                      $67,658
Less: Accumulated depreciation                  (6,766)
                                       ----------------
Furniture and equipment, net                   $60,892

Depreciation  expense  for  the  year  ended  December  31,  2000  was  $6,766.

NOTE  C  -  COMMON  STOCK


In 1999 the Company executed a 1000 for 1 reverse stock split. This stock split has been reflected retroactively in the financial statements and notes thereto.

In February 2000 the Company issued 20,000,000 restricted shares to its President and Director, Raymond Dabney in exchange for the Extended Business Model. The value assigned to the Extended Business Model has been recorded at $0.00 based on AIN-APB 16, #39 requiring the valuation be recorded as such for transactions between entities under common control.

                               XRAYMEDIA.COM, INC.
                           (FORMERLY E-BIDD.COM, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                        NOTES TO THE FINANCIAL STATEMENTS
              YEAR  ENDED  DECEMBER  31,  2000,  1999  AND  1998

NOTE  C  -  COMMON  STOCK  (Continued)


During the year ended December 31, 2000 3,300,000 shares were issued of common stock under the stock performance plan. Shares were issued to unrelated parties who have been instrumental in the future planning for the Company.

NOTE  D  -  ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES


Accounts  payable  and  accrued  expenses  at  December  31,  2000 consisted of:

     Accounts  payable     $155,262
     Advances               296,489
                           --------
                           $451,751
                           ========

NOTE  E  -OTHER  INCOME


The other income for the year ended December 31, 1999 arose from the forgiveness of certain indebtedness to an unrelated stockholder.

NOTE  F  -  GOING  CONCERN


The Company has had minor sales and suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. However, the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has been in the development stage since March 1, 1994. It is the Company's intention to grow through generating sales. However, in order to support existing operations, the Company plans to seek additional financing, form strategic partnerships to increase market share, and acquire additional shareholder capital. The ability to achieve these objectives raises substantial doubt about the company's ability to continue as a going concern.

            ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS


The Company has had no changes in or disagreements with its accountants in its two most recent fiscal years or any later interim period.


                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS,  AND  CONTROL  PERSONS

Xraymedia's directors hold office until the annual meeting of shareholders next held after their election. The Officers and Directors of xraymedia as of March 31,
2001  are  as  follows:

--------------------------------------------------------------------------------
Name                               Age                             Position
--------------------------------------------------------------------------------
Raymond  Dabney                     36              President,  Chief  Executive
                                                    Officer  and Director
--------------------------------------------------------------------------------
Meir  Kahtan                        43              Director
--------------------------------------------------------------------------------
Gord  Woodward                      41              Director
--------------------------------------------------------------------------------


Raymond  Dabney,  was  appointed  President,  CEO,  and director of xraymedia on
October
25, 1999. From 1990 to present, Raymond Dabney has been the President and CEO of Command Communications, Inc. of Vancouver, British Columbia. From 1991 to 1993 Mr. Dabney acted as the Western Regional General Manager of Unitel Communications of Vancouver, British Columbia and from 1989 to 1991 Mr. Dabney was an Inside Sales Manager for Morgan Whitney Trading Group of Venice Beach, California.

Gord Woodward, was appointed Vice President, Chief Information Officer and a Director of xraymedia on February 11, 2000. Mr. Woodward brings a breadth of experience in running communication and development companies in both the public and private sectors, including 10 years of experience in a executive management position with Thompson Newspaper Group. Mr. Woodward has a degree from B.C. Institute of Technology and is currently applying for his Masters Degree. From 1994 to present he has been the founder and President of Enlightening

Communications. From 1997 to present he has been a faculty member in the training and development division of Malaspina University-College. From 1994 to 1998 Mr. Woodward was a consultant for Island Publishers Newspapers and from 1987 to 1994 he was the managing editor for Thompson Newspapers, Island Publishers, and Westpres Publications.

Meir Kahtan, was appointed as a Director of xraymedia on February 7, 2000. Mr.Kahtan has over fifteen years of industry experience in the world of public relations and advertising. He has initiated ad campaigns and media coverage for countless financial, high technology, medical, legal, and real estate clients, and as a provider of advertising and public relations services, was a forefront of the movement to the web. Mr. Kahtan heads up a public relations department at Miller Advertising, a major New York agency, with which he has enjoyed a long and fruitful association.

                       ITEM 10.    EXECUTIVE COMPENSATION

The following table provides summary information for the years 1998, 1999, and 2000 concerning cash and noncash compensation paid or accrued by xraymedia to or on behalf of the president and the only other employee(s) to receivecompensation in excess of $100,000.

                           SUMMARY COMPENSATION TABLE


--------------------------------------------------------------------------------
                  Annual Compensation                  Long Term Compensation
--------------------------------------------------------------------------------
Name  and                                                           Restricted
Principal           Year      Salary      Bonus     Other  Annual      Stock
Position                       ($)         ($)       Compensation     Award(s)
--------------------------------------------------------------------------------
Raymond  Dabney       1999    10,000          0          0                  0
President,  CEO
and  Director         2000    72,000          0          0         20,000,000(1)
--------------------------------------------------------------------------------
Meir  Kahtan          1999         0          0          0                  0
Director              2000    50,622          0          0                  0
--------------------------------------------------------------------------------

     (1) Mr. Dabney received the 20,000,000 shares in consideration for creating and implementing xraymedia's Extended Business Model.

Compensation  of  Directors

There is no plan in place at this time for xraymedia's directors to be compensated.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of xraymedia as of March 31, 2000, by each shareholder who is known by xraymedia to beneficially own more than 5% of the outstanding Common Stock, by each director, and by all executive officers and directors as a group.

----------------------------------------------------------------------------------------------
Title of Class       Name and Address of       Amount and Nature of        Percent  of  Class
                     Beneficial Owner          Beneficial Ownership
----------------------------------------------------------------------------------------------
Common              Raymond Dabney                17,395,000                      47.5%
Stock               555  Burrard  Street,
                    Suite  900
                    Vancouver,  B.C.,  Canada
                    V7X  1M9
----------------------------------------------------------------------------------------------
N/A                 Gord  Woodward                  None                             0%
                    555  Burrard  Street,
                    Suite  900
                    Vancouver,  B.C.,  Canada
                    V7X  1M9
----------------------------------------------------------------------------------------------
Common              Meir Kahtan                    2,600,000                      7.10%
Stock               555  Burrard  Street,
                    Suite  900
                    Vancouver,  B.C.,  Canada
                    V7X  1M9
----------------------------------------------------------------------------------------------
Common              All Executive Officers and    19,995,000                      54.6%
Stock               Directors as a Group
                   (3  persons)
----------------------------------------------------------------------------------------------

ITEM  12.           CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

On July, 29, 1999, xraymedia entered into an Agreement with Laurier Limited Whereby xraymedia gained exclusive rights to its Auction and Ad serving Software From Laurier Limited,in exchange for 10,000,000 restricted shares of xraymedia's Common stock valued at $9,000.

On November 12, 1999, xraymedia entered into an agreement with Meir Kahtan, (a director of xraymedia) Public Relations, a division of Miller Advertising Agency, Inc. The agreement will provide xraymedia with promotional and business Consulting and a public relations campaign. The agreement calls for the payment Of $5,000 a month to Mr. Kahtan as compensation for his services in this capacity The term of this agreement commenced March 8, 2000, and may be canceled at any time by either party upon 60 days prior notice.

On March 1, 2000, in a unanimous board meeting vote, with Mr. Raymond Dabney abstaining, the board approved the issuance of 20,000,000 restricted shares of xraymedia's common stock to Raymond Dabney in exchange for the Extended Business Model of xraymedia.com. The Extended business model is to include a full range of media services via a brand new Internet media supersite including assembling the partners and technology that would enable xraymedia to engage
in the business of selling   conventional  media  advertising  space,   online
advertising, and advertising agency and public relations services via a new Internet website.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a) Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 23 of this Form 10-KSB, which is incorporated herein by reference.

(b) Reports on Form 8-K: November 30, 2000, the Company filed a Form 8-K in respect to the resignation of one of our directors, Brian Walker. Mr. Walker had submitted a written resignation to us on November 1, 2000.


                      [THIS SPACE LEFT BLANK INTENTIONALLY]

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Amendment to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of April, 2001.

                                         Xraymedia.com,  Inc.

  /s/  Raymond  Dabney
Name:  Raymond  Dabney
Title:  President,  CEO  and  Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                              Title                         Date

/s/  Raymond  Dabney
     Raymond  Dabney             President  and  Director       April 25, 2001.


/s/  Gord  Woodward
     Gord  Woodward              Director                      April  25,  2001.


/s/  Meir  Kahtan
     Meir  Kahtan                Director                      April  25,  2001.

                   ITEM 2.           DESCRIPTION OF EXHIBITS.

INDEX  TO  EXHIBITS

Exhibit
No.       Page  No.   Description
--------------------------------------------------------------------------------
2(a)        *        Articles of Merger and Plan and of Merger, Port Industries,
                     Inc. March 1, 1994. (Incorporated by reference filed with the Company's Form 10-SB/A-2 on March 29, 2000).

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

3(i)(g)      *       Minnesota  Secretary  Of  State  Amendment  Of  Articles Of
                     Incorporation (Image Photo systems, Inc. changes its name to xraymedia.com, Inc., September 16, 1999). (Incorporated by reference filed with the Company's Form 10-SB/A-2 on March 29, 2000).

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

23          22       Consent  of  Independent Public Accountant, dated March 15,
                     2000.

Material  Contracts

Exhibit
No.       Page  No.   Description
--------------------------------------------------------------------------------
6(a)          *      Agreement,  dated  July  29,  1999, between  xraymedia.com,
Inc.
                     and Laurier Limited.  (Incorporated by reference filed with the  Company's  Form  10-  SB/A-2  on  March  29,  2000).

10(i)         *      Benefit  Plan  dated  October  15,  1999.  (Incorporated by reference  filed with the Company's Form 10-SB/A-2 on March
                     29,  2000).

10(ii)         *     Management  Agreement  between  Meir  Kahtan  and
                     xraymedia.com,
                     Inc.  dated  March 15, 2000. (filed with Amendment No. 1 to
                     10-KSB  on  May  8,  2000).

                         CONSENT OF INDEPENDENT AUDITOR

Exhibit  23


Bendinger  &  Company
1850  Mount  Diablo  Blvd.,  Suite  610
Walnut  Creek,  California  94596



April  13,  2001


               CONSENT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

We hereby consent to use in this form 10-SB/A of our report dated March 9, 2001, relating to the financial statements of xraymedia.com, Inc. for the years ended December 31, 2000 and 1999.

/s/  Bendinger  &  Company
     Bendinger  &  Company
     Certified Public Accountants

