Form 10QSB
period 2001-03-31
XRAYMEDIA COM INC
filed 2001-05-21
CIK 1097068

XRAYMEDIA.COM INC



                             FILING  TYPE:     10QSB
                             DESCRIPTION:     QUARTERLY  REPORT
                             FILING  DATE:     MAY  21,  2001
                             PERIOD  END:     MAR  31,  2001


PRIMARY  EXCHANGE:     OVER  THE  COUNTER  INCLUDES  OTC  AND  OTCBB
                       TICKER:     XRMD

                                TABLE OF CONTENTS


                                      10QSB

Item 1                                                     2
Balance Sheet                                              6
Table 2                                                    7
Table 3                                                    8
Table 4                                                    9
Table 5                                                   10
Table 6                                                   11
Cash Flow Statement                                       12
Cash Flow Statement 2                                     13
Item 2                                                    18
Part II                                                   18
Item 2                                                    18
Item 6                                                    18
                                     EX-27
EX 27                                                     20

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

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


         555 Burrard Street, Suite 900, Vancouver, B. C., Canada V7X1M9
               (Address of principal executive office) (Zip Code)

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

                               Yes XX           No


         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of March 31, 2001 was 36,580,778.

                                TABLE OF CONTENTS

                                     PART I

ITEM  1.  FINANCIAL  STATEMENTS                                               5

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION   16


                                     PART II

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.                   18

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                              18


SIGNATURES                                                                   19

INDEX  TO  EXHIBITS                                                          18

                                     PART 1

                     ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to XRAYMEDIA.COM, Inc., a Minnesota corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2001 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-9 and are incorporated herein by this reference.


                      [THIS SPACE LEFT BLANK INTENTIONALLY]

                              XRAYMEDIA.COM, INC.
                          (FORMERLY E-BIDD.COM, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            BALANCE SHEET (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


--------------------------------------------------------------------------------


                                                              March  31
ASSETS                                                 2001               2000
--------------------------------------------------------------------------------
CURRENT  ASSETS

Cash                                            $     15,592       $    536,944
Subscription  receivables                             32,238             30,095
Pre-paids  and  deposits                              10,183             55,999
                                                ----------------      ----------
TOTAL  CURRENT  ASSETS                                58,013            623,038
                                                ---------------       ----------
FIXED  ASSETS
Furniture  and  equipment                             71,406             12,283
Accumulated amortization                             (10,146)              (614)
                                                ---------------       ----------
Net                                                   61,260             11,669
                                                ---------------       ---------
TOTAL ASSETS                                   $     119,273       $    634,707
                                                ===============       ==========
CURRENT  LIABILITIES

Accounts  payable
and  accrued  expenses                         $     189,834       $     66,706
Advances                                             465,997                  0
                                                ---------------       ----------
TOTAL  CURRENT  LIABILITIES                    $     655,831       $     66,706
                                                ----------------      ----------
STOCKHOLDERS  EQUITY  (DEFICIT)
(NOTE  B)

Common  Stock,  par  value  $.001;  100,000,000
shares  authorized;  issued  and outstanding
36,580,778  at  March  31,  2001  and 30,880,788
March 31, 2000,  respectively.                        36,581             30,881

Additional  paid  in  capital                      3,367,755          3,307,905
Deficit  at  inception  date                        (746,875)          (746,875)
Accumulated deficit during development stage      (3,194,019)        (2,023,910)
                                                 -------------      ------------
TOTAL  STOCKHOLDERS'  EQUITY                        (536,588)           568,001
                                                  ------------      ------------
(DEFICIT)
TOTAL  LIABILITIES  AND                        $     119,273        $   634,070
STOCKHOLDERS'  EQUITY                          =============       =============

                        See Notes to Financial Statements

                              XRAYMEDIA.COM, INC.
                        (FORMERLY E-BIDD.COM.COM, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
          STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT (UNAUDITED)
                THREE MONTHS ENDED MARCH 31, 2001 AND 2000, AND
THE PERIOD MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE), TO MARCH 31, 2001

                                                                        Period from March 1,
                                                                       1994 (inception of the
                                    Three  Months      Three  Months     development stage)
                                   Ended  March  31   Ended  March  31         through
                                         2001              2000            March 31, 2001
------------------------------------------------------------------------------------------
COSTS  AND  EXPENSES

Personnel  Costs                         $      24,979      $           0      $      453,012
Occupancy  Costs                                26,289              4,091             180,336
Professional  Fees                              51,982            108,672             662,218
Marketing                                        3,459             19,336              63,685
Travel                                          11,188             23,783             151,405
Consulting                                      21,469             51,042             211,187
Interest  and  Bank  Charges                     3,064                719              10,425
Office  Supplies                                12,538             32,634             118,581
Communication                                    5,871              1,115              88,087
Insurance                                       10,404             14,859              80,509
Miscellaneous                                    2,644                  0              20,189
Transfer  Fees                                     793                  0              11,704
Depreciation  and  Amortization                  3,380                472              29,357
Bad  Debt  Expense                                   0                  0               5,400
Website/Internet/computer Expense               45,471             20,007             436,403
Investor  Relations                             13,662                 93              74,225
                                         -----------------------------------------------------
TOTAL  EXPENSES                          $     237,193      $     276,823      $    2,596,732
                                         =====================================================

                            (CONTINUED ON NEXT PAGE)
                        See Notes to Financial Statements

                              XRAYMEDIA.COM, INC.
                          (FORMERLY E-BIDD.COM, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
  STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT (UNAUDITED) (Continued) THREE MONTHS ENDED MARCH 31, 2001 AND 2000, AND THE PERIOD MARCH 1, 1994 (INCEPTION OF
                    THE DEVELOPMENT STAGE), TO MARCH 31, 2001

                                                                     Period from March 1,
                                                                   1994 (inception of the
                                Three  Months       Three  Months     development stage)
                               Ended  March  31    Ended March 31         through
                                      2001              2000           March 31, 2001
------------------------------------------------------------------------------------------
OTHER  INCOME  (LOSS)
Revenue                                   0                  0                  44,985
Dissolution  of  Corp  Reports            0                  0                (503,507)
Other                                     0                  0                (138,774)
                                --------------------------------------------------------
                                          0                  0                (597,296)
                                --------------------------------------------------------
NET  EARNINGS  (LOSS)              (237,193)          (276,823)             (3,194,019)
ACCUMULATED  DEFICIT:
Beginning                        (2,956,826)        (2,493,962)
                                --------------------------------------------------------
Ending                      $    (3,194,019)   $    (2,770,785)        $    (3,194,019)
                            ============================================================
BASIC/DILUTED  LOSS  PER    $         (0.01)   $         (0.01)
SHARE  (Note  A)            ===================================

** March 31, 2000 has been restated to conform with subsequent presentations

                        See Notes to Financial Statements

                              XRAYMEDIA.COM, INC.
                          (FORMERLY E-BIDD.COM, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                  STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
  PERIOD FROM MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE), TO MARCH 31,
                                      2001

                                                                            Existing       Deficit
                                                                          Deficit at    Accumulated
                          Common Stock                     Additional     Inception of   during the                       Total
                           Number of                        Paid In        Development   Development       Note       Stockholders
                             Shares          Amount        in Capital         Stage        Stage         Receivable       Equity
-----------------------------------------------------------------------------------------------------------------------------------

BEGINNING
BALANCE

at  inception  of
development,
March 1, 1994                   201     $          0    $        746,875   $  (746,875)  $         0     $         0  $         0
Shares  issued                  720                1               1,799             -             -               -            -

Net  loss  for  period
ending  12/31/94                  -                -                   -             -        (1,800)              -            -
                         ---------------------------------------------------------------------------------------------------------
BALANCES

December  31,
1994                            921                1             748,674      (746,875)       (1,800)              0            0
Shares  issued                    -                -                   -             -             -               -            -


Net  loss  for  period
ending  12/  31/95               -                 -                   -             -             -               -            -

BALANCES                 ---------------------------------------------------------------------------------------------------------
December  31,
1995                           921                 1             748,674      (746,875)       (1,800)              -            -

Shares  issued                  90                 -              28,500             -             -               -            -

Net  loss  for  period           -                 -                   -             -       (50,165)              -            -
ending  12/31/96

BALANCES                 ---------------------------------------------------------------------------------------------------------
December   31,
1996                         1,011                 1             777,174     (746,875)       (51,965)              -      (21,665)

Shares  issued              14,492                15             258,536            -              -               -            -

Net  loss  for  period           -                 -                   -            -       (174,022)              -            -
ending  12/13/97

                           (Continued onto next page)
                        See Notes to Financial Statements

                              XRAYMEDIA.COM, INC.
                          (FORMERLY E-BIDD.COM, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
            STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED) (CONTINUED)
  PERIOD FROM MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE), TO MARCH 31,
                                      2001

                                                                            Existing       Deficit
                                                                          Deficit at    Accumulated
                          Common Stock                     Additional     Inception of   during the                       Total
                           Number of                        Paid In        Development   Development       Note       Stockholders
                             Shares          Amount        in Capital         Stage        Stage         Receivable       Equity
-----------------------------------------------------------------------------------------------------------------------------------

BALANCES                 ---------------------------------------------------------------------------------------------------------
December  31,
1997                         15,503               16           1,035,710      (746,875)     (225,987)              -       62,864
Shares  issued               15,275               15           1,237,445             -             -               -            -
Net  loss  for
period  ending
12/31/98                          -                -                   -             -    (1,315,249)              -            -

BALANCES                 ---------------------------------------------------------------------------------------------------------
December  31,
1998                        30,778                31           2,273,155      (746,875)   (1,541,236)              -      (14,925)
Shares  issued:
For  cash                6,590,000             5,590             207,010             -             -               -            -
Net  loss  for
period  ending
12/31/99                         -                 -                   -             -      (205,851)              -            -

BALANCES                 ---------------------------------------------------------------------------------------------------------
December 31, 1999       6,620,778              6,621           2,480,165      (746,875)   (1,747,087)              -       (7,176)
Shares  issued
In  exchange  for
Extended  business
Model                  20,000,000             20,000             (20,000)            -             -               -            -
Shares  issued  in
exchange for services     210,000                210              71,790             -             -               -            -
Shares issued for note    150,000                150              29,850             -             -               -            -
Shares issued for cash  4,050,000              4,050             805,950             -             -         (30,095)           -
Shares  issued  for
performance plan        3,300,000              3,300                   -             -             -               -            -
net  loss  for  period
ending  12/31/99                -                  -                   -             -    (1,209,739)              -            -

BALANCES                 ---------------------------------------------------------------------------------------------------------
December 31,           34,330,778            $34,331          $3,367,755     $(746,875)  $(2,956,826)     $  (30,095)  $  331,710
2000

                        See Notes to Financial Statements

                              XRAYMEDIA.COM, INC.
                          (FORMERLY E-BIDD.COM, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
            STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED) (CONTINUED)
  PERIOD FROM MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE), TO MARCH 31,
                                      2001

                                                                            Existing       Deficit
                                                                          Deficit at    Accumulated
                          Common Stock                     Additional     Inception of   during the                       Total
                           Number of                        Paid In        Development   Development       Note       Stockholders
                             Shares          Amount        in Capital         Stage        Stage         Receivable       Equity
-----------------------------------------------------------------------------------------------------------------------------------

Shares  issued

Shares  issued  in
exchange  for
Performance  plan        2,250,000             2,250                   -             -             -              -             -
Net  loss  for
period  ending
3/31/01                          -                 -                   -             -      (237,193)       30,095              -
BALANCES               -----------------------------------------------------------------------------------------------------------
March 31, 2001          36,580,778    $       36,581      $    3,367,755   $  (746,875) $ (3,194,019)             -    $  536,558
                       ===========================================================================================================

                        See Notes to Financial Statements

                              XRAYMEDIA.COM, INC.
                          (FORMERLY E-BIDD.COM, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      STATEMENT OF CASH FLOWS (Unaudited)
                THREE MONTHS ENDED MARCH 31, 2001 AND 2000, AND

THE PERIOD MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE), TO MARCH 31, 2001

                                                                       The Period from
                                                                        March 1, 1994
                                                                        (Inception of
                                            Three Months Ended         the development
                                                 March 31,              stage) through
                                           2001           2000         March  31,  2001
-----------------------------------------------------------------------------------------


CASH  FLOWS  FROM  OPERATING
ACTIVITIES:

Net  earnings  (loss)               $  (237,193)    $      (276,823)    $   (3,194,019)

Adjustment  to  reconcile  net  earnings
(loss)  to  net  cash  used  by  operating
activities

Depreciation and amortization             3,380                 614             29,357

Shares issued for performance plan        2,250                   0              5,550

Shares  issued  in  exchange  for  services
charged  to  Professional  fees               0              12,000             72,000
Abandonment  of  furniture  and  office
equipment                                     0                   0             30,809

Write-off  goodwill                           0                   0            464,831

CHANGES  IN  CURRENT  ASSETS
AND  CURRENT  LIABILITIES:

(Increase)  decrease  in  current  assets:

Pre-paids  and  deposits                    201             (55,999)           (10,183)
Accounts Receivable                       4,500                   0             (2,143)

(Increase) decrease
in current liabilities

Accounts payable and accrued expenses   34,572               51,706            179,834
Advances                               169,508                    0            465,997
                                   ----------------------------------------------------
NET  CASH  USED  FOR  OPERATING
ACTIVITIES                             (22,782)           (268,502)        (1,957,967)
                                   ----------------------------------------------------

                            (Continued on next page)
                        See Notes to Financial Statements

                              XRAYMEDIA.COM, INC.
                          (FORMERLY E-BIDD.COM, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                STATEMENT OF CASH FLOWS (Unaudited) (Continued)
                THREE MONTHS ENDED MARCH 31, 2001 AND 2000, AND
THE PERIOD MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE), TO MARCH 31, 2001

                                                                       The Period from
                                                                        March 1, 1994
                                                                        (Inception of
                                            Three Months Ended         the development
                                                 March 31,              stage) through
                                           2001           2000         March  31,  2001
-----------------------------------------------------------------------------------------

CASH  FLOWS  FROM  INVESTING
ACTIVITIES:
Acquisition of furniture and equipment    (3,748)         (12,283)           (121,426)
(Purchase) of goodwill                         0                0            (464,831)
Increase  in  Subscription  receivable         0          (30,095)            (30,095)
                                   ----------------------------------------------------
NET  CASH  (USED)  FOR
INVESTING  ACTIVITIES                     (3,748)         (42,378)           (616,352)
                                   ----------------------------------------------------
CASH  FLOWS  FROM  FINANCING
ACTIVITIES:
Issuances  of  notes  payable                  0                0           1,749,911
Sale  of  common  stock                        0          840,000             840,000

NET  CASH  PROVIDED  BY
FINANCING  ACTIVITIES                          0          840,000           2,589,911
                                   ---------------------------------------------------
NET  INCREASE  (DECREASE)  IN
CASH                                     (41,530)         529,120                 592
CASH,  beginning  of  period              42,122            7,824                   0
                                   ---------------------------------------------------
CASH,  end  of  period             $      15,592      $   536,944       $      15,592
                                   ===================================================

Supplemental  Disclosure:

     No significant amounts of interest or taxes were paid during the periods shown above.

                        See Notes to Financial Statements

                              XRAYMEDIA.COM, INC.
                          (FORMERLY E-BIDD.COM, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


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

b.  Basic  earnings  per  share

Basic earnings (loss) per share have been calculated in conformity with Financial Accounting Standards Board Statement No. 128 "Earnings per Share". The Company has a simple capital structure with no significant potential common shares. Basic earnings (loss) per share is calculated weighted on the average number of common shares outstanding each year (2001 - 35,080,778; 2000 - 6,445,778).


c.  Going  Concern

XRAYMEDIA has had minor sales and suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management plans in regards to these matters is to grow through business combinations rather then to seek immediate, short-term earnings. However, in order to support existing operations and to fund proposed acquisitions, additional bank, private and/or equity financing must be obtained. Additionally, XRAYMEDIA plans to increase its sales through its website, www.xraymedia.com.

Additionally, the company completed private placements that generated $860,000 in cash that was used mainly for working capital for the remainder of the year 2000. The cash generated through the private placement was expected to be sufficient to cover all the operating cost for the period mentioned. Due to the website launch delays and unexpected expenditures on internal development of replacement auction software it was necessary for management to arrange advances to XRAYMEDIA.

d.  Year  2000  Compliance

As of March 31, 2001, the company has not experienced any Y2K or subsequent problems.


e.  Office  furniture  and  equipment

Office furniture and equipment purchases are capitalized and the cost depreciated over the estimated useful lives of the related assets, generally five to seven years. Office furniture and equipment abandoned is written off at the time of the abandonment.

f.  Issuance  of  Common  Stock

The issuance of common stock for other than cash is recorded by the Company at management's estimate of the fair value of the assets acquired or service rendered.

g.     Income  taxes

In 2000, 1999 and 1998 only the minimum state taxes were paid. The Company has net operating loss carry forwards of approximately $2,100,000, which will expire in 2013 and 2014.

h.     Functional  Currency

The financial statements are stated in U. S. dollars, which is the functional currency of the Company.


i.     Deferred  tax  assets

Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109 and consist primarily of net operating loss carry forwards amounting to approximately $2,500,000. Because of the uncertainty of utilizing the net operating loss carry forward, a valuation allowance of the maximum has been provided against the deferred tax asset.

NOTE  B  -  FURNITURE  AND  EQUIPMENT

Property  and  equipment  at  December  31,  2000  consisted  of:

Furniture  and  equipment                      $71,406
Less:  Accumulated  depreciation               (10,146)
                                               --------
Furniture  and  equipment,  net                $61,260

Depreciation  expense  for  the  quarter  ended  March  31,  2001  was  $3,380.


NOTE  C  -  COMMON  STOCK

During the quarter ended March 31, 2001 2,250,000 shares were issued of common stock, and during the year ended December 31, 2000 3,300,000 shares were issued of common stock under the performance plan. Shares were issued to unrelated parties who have been instrumental in the future planning of the company.


NOTE  D  -  ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

Accounts  payable  and  accrued  expenses  at  March  31,  2001  consisted  of:

     Accounts  payable               $189,834
     Advances                         465,997
                                     --------
                                     $655,831
                                     ========

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

XRAYMEDIA's  principal  business,  at  present,  is  a  general  Media  Internet
SuperPortal currently under development. The website, www.xraymedia.com, when completed, will be comprised of a main general Media SuperPortal that will branch out into three media specific portals: Corporate Culture; Media Commerce; and Community Resources. XRAYMEDIA intends to sell conventional
media advertising space,  online  advertising,   and  advertising  and  public
relations services via  its  Internet  website.

XRAYMEDIA intends the general Media SuperPortal to be geared towards the business of selling conventional media advertising space, online advertising, advertising agency services and public relations services. Clients will be able to access a host of services via the supersite, including the purchase of radio and television advertising time in the top 10 major U.S. markets, creative advertising services and public relations services that cater to financial, technology and real estate clients. Subsequent phases will be intended to usher in the ability to buy media online in a larger section of markets, online banner advertising, added interactivity functions, and a range of other content and media related services for registered users. Accordingly, XRAYMEDIA intends on hosting real-time
Internet-based auctions that provide media buyers and sellers with an online exchange of advertising space at market driven prices.

Because we are still developing our website, we have yet to produce a steady revenue stream. XRAYMEDIA launched its general Media Internet SuperPortal on April 24, 2000 and, after six months of development; we launched a new Media SuperPortal and Media Auction test site on October 24, 2000. We plan on completing testing and commencing operations in our Media Auction before the year ending 2001, but we realize the software our current website uses may become obsolete quickly, as the software industry in general, and the type of software we are currently using in particular, is a rapidly changing technology. To remedy this XRAYMEDIA is constantly assessing new software technology solutions to keep up with the current software Industry trends.

Plan  of  Operation

XRAYMEDIA's plan of operation for the remainder of the year 2001 consists of commencing operations of its Media Auction. XRAYMEDIA feels that commenced operations will enable it to engage in the business of selling conventional media advertising space, online advertising, and advertising and public relations services via its Internet site. XRAYMEDIA will also continue to develop strategic relationships to help it reach its initial revenue goals.


Results  of  Operations

Sales

There were no revenues to date in 2001, but XRAYMEDIA has generated minor revenues from operations including media service sales during 2000.

Losses

Net losses for the quarter ended March 31, 2001, decreased to $237,193 from $ 276,853 for the quarter ended March 31, 2000. The decrease in losses was primarily attributable to decreased website development costs.

XRAYMEDIA expects to continue to incur losses at least through fiscal year 2001 and there can be no assurance that XRAYMEDIA will achieve or maintain profitability or that revenues will be generated or that growth can be sustained in the future.

Expenses

General and administrative expenses for the quarter ended March 31, 2001, decreased to $237,193 from $ 276,823 for the quarter ended March 31, 2000. The decrease in general and administrative expenses were the result of decreased website development costs, and lower professional (legal/accounting) fees.

Depreciation and amortization expenses for the quarter ended March 31, 2001 and March 31, 2000 were $3,380 and $ 412, respectively.

Liquidity  and  Capital  Resources

Cash flows used by operations was $37,782 for the quarter ended March 31, 2001, and $268,502 for the quarter ended March 31, 2000. The decrease in negative cash flow for the quarter ended March 31, 2001 was attributable to the partial offsetting of expenses by short term borrowed capital.

Cash flows generated by investing activities were $0 for the quarter ended March 31, 2001, and $ 42,378 for the quarter ended March 31, 2000. The decrease in negative cash flows for the quarter ended March 31, 2001 is primarily attributable to the limited acquisition of website development equipment.

Cash  flows  generated  from  financing  activities  was  $0  for  the  quarter ended March 31, 2001 and $ 840,000 for the quarter ended March 31, 2000. XRAYMEDIA's financing activities for the quarter ended March 31, 2000 primarily consisted of the sale of the XRAYMEDIA's common stock pursuant to private placements.

XRAYMEDIA has funded its cash needs over the periods covered by this Form 10-QSB through the advances from outside parties . XRAYMEDIA anticipates that this is not sufficient working capital to cover its cash needs over the next twelve months. XRAYMEDIA intends to cover its cash needs over the next twelve months in part through outside advances, but primarily through sale of additional shares of its common stock pursuant to a registration statement or an appropriate exemption from registration. However, there is no guarantee that XRAYMEDIA will be able to raise additional funds from the sale of its securities.

On January 18, 2000, XRAYMEDIA conducted a private placement comprised of twenty-two non-U.S. residents and four U.S. residents, in the amounts of $500,000 and $352,000 for total gross proceeds of $852,000 was used as general working capital. These total gross proceeds bought 4,260,000 units at a price of $.20 per unit. Each unit consists of one share ("Share") of common stock of XRAYMEDIA and one warrant to purchase an additional share of common stock at a price of $.30 for a period of one year from the date of issuance ("First Hold Period") and at a price of $.50 for a period of one year from the end of the First Hold Period ("Second Hold Period").

Capital  Expenditures

XRAYMEDIA made significant capital expenditures on property or equipment for the development of our website, computers and servers over the periods covered by this report and earlier reports. The only planned capital expenditure is ongoing website development and operating costs. XRAYMEDIA has budgeted $150,000 for this expenditure.

As of March 2001, XRAYMEDIA's website is in its test stage and should be operational within 180 days. XRAYMEDIA's estimated cash requirements are approximately $475,000 annually. The majority of our cash requirements will be used for personnel costs, professional fees and further website development.

Income  Tax  Expense  (Benefit)

XRAYMEDIA has net operating loss carry forwards of approximately $2,500,000 Which will expire in 2013, 2014 and 2015.



Impact  of  Inflation

XRAYMEDIA believes that inflation has had a negligible effect on operations Over the past three years. XRAYMEDIA believes that it can offset inflationary Increases in the cost of materials and labor by increasing sales and improving Operating efficiencies.

Year  2000  Compliance

As of the date of filing this Form 10-QSB, XRAYMEDIA has not experienced any Y2K computer problems.


                           PART  II.  OTHER  INFORMATION


Item  1.  Legal  Proceedings.  Not  applicable

Item  2.  Changes  in  Securities.  Not  applicable.

Item  3.  Defaults  Upon  Senior  Securities.  Not  applicable.

Item  4.  Submission  of  Matters to a Vote of Security Holders. Not applicable.

Item 5. Other Information. On or about August 4, 1999, we issued 10,000,000 shares of our common stock to Laurier Limited to acquire a license for certain computer software related to our auction website. Because we never received the computer software from Laurier Limited, our management has cancelled those 10,000,000 shares of our common stock.

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


                               XRAYMEDIA.COM, INC.


                              DATED:  May 15, 2001
                            By: /s/ Raymond C. Dabney
                               Raymond C. Dabney,
                                President and CEO

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE UNAUDITED FINANCIAL STATEMENTS FOR THE PERIOD ENDED MARCH 31, 2001 THAT WERE FILED WITH THE COMPANY'S REPORT ON FORM 10-QSB AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.


 PERIOD  TYPE:                                          3-MOS
 FISCAL  YEAR  END:                               DEC-31-2001
 PERIOD  START:                                   JAN-01-2001
 PERIOD  END:                                     MAR-31-2001
 CASH:                                                 15,592
 SECURITIES:                                                0
 RECEIVABLES:                                          32,238
 ALLOWANCES:                                                0
 INVENTORY:                                                 0
 CURRENT  ASSETS:                                      58,013
 PP&E:                                                 71,406
 DEPRECIATION:                                         10,146
 TOTAL  ASSETS:                                       119,213
 CURRENT  LIABILITIES:                                655,831
 BONDS:                                                     0
 PREFERRED  MANDATORY:                                      0
 PREFERRED:                                                 0
 COMMON:                                               36,881
 OTHER  SE:                                          (573,139)
 TOTAL  LIABILITY  AND  EQUITY:                       104,273
 SALES:                                                     0
 TOTAL  REVENUES:                                           0
 CGS:                                                       0
 TOTAL  COSTS:                                        273,193
 OTHER  EXPENSES:                                           0
 LOSS  PROVISION:                                           0
 INTEREST  EXPENSE:                                      3064
 INCOME  PRETAX:                                     (273,193)
 INCOME  TAX:                                               0
 INCOME  CONTINUING:                                 (273,193)
 DISCONTINUED:                                              0
 EXTRAORDINARY:                                             0
 CHANGES:                                                   0
 NET  INCOME:                                        (273,193)
 EPS  BASIC:                                            (0.01)
 EPS  DILUTED:                                          (0.01)

