Form 10QSB
period 2001-06-30
XRAYMEDIA COM INC
filed 2001-08-14
CIK 1097068

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001

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

                               Yes XX           No


         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of June 30, 2001 was 44,130,778.

                                        1


                                TABLE OF CONTENTS

                                     PART I

ITEM  1.  FINANCIAL  STATEMENTS

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION


                                     PART II

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K


SIGNATURES

INDEX  TO  EXHIBITS

                                     PART 1

                     ITEM 1.           FINANCIAL STATEMENTS

   As used herein, the term "Company" refers to XRAYMEDIA.COM, Inc., a Minnesota corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30
2001 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-9 and are incorporated herein by this reference.


                      [THIS SPACE LEFT BLANK INTENTIONALLY]

                                  XRAYMEDIA.COM
                              (FORMERLY E-BIDD.COM)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET
                                  (unaudited)


                                                             June 30
                                                       2001          2000
                                                   ------------  ------------
ASSETS
-------------------------------------------------
CURRENT ASSETS
-------------------------------------------------
Cash. . . . . . . . . . . . . . . . . . . . . . .  $    10,336   $   179,942
Accounts receivable. . . . . . . . . . . . .             2,143        63,145
Prepaids and deposits . . . . . . . . . . . . . .       10,571        36,280
                                                   ------------  ------------
TOTAL CURRENT ASSETS. . . . . . . . . . . . . . .       23,050       278,367
                                                   ------------  ------------
FIXED ASSETS
-------------------------------------------------
Furniture and equipment
Cost. . . . . . . . . . . . . . . . . . . . . . .       71,406        35,954
Accumulated amortization. . . . . . . . . . . . .      (13,526)       (2,389)
                                                   ------------  ------------
Net . . . . . . . . . . . . . . . . . . . . . . .       57,880        33,565
                                                   ------------  ------------
Deposits. . . . . . . . . . . . . . . . . . . . .            0             -
                                                   ------------  ------------
Website Equipment
Cost. . . . . . . . . . . . . . . . . . . . . . .            -       119,350
                                                                 ------------
Accumulated amortization. . . . . . . . . . . . .            0        (3,978)
                                                   ------------  ------------
Net . . . . . . . . . . . . . . . . . . . . . . .            0       115,372
                                                   ------------  ------------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . .  $    80,930   $   427,304
                                                   ============  ============
CURRENT LIABILITIES
-------------------------------------------------
Accounts payable and accrued expenses . . . . . .  $   301,893   $    80,162
Advances. . . . . . . . . . . . . . . . . . . . .      313,687             -
                                                   ------------  ------------
TOTAL CURRENT LIABILITIES . . . . . . . . . . . .      615,580        80,162
                                                   ------------  ------------

STOCKHOLDERS' EQUITY (DEFICIT) (Note B)
-------------------------------------------------
Common Stock, par value $.001; 100,000,000
shares authorized; issued and outstanding
 44,130,778 and 33,030,778 at
 June 30, 2001 and 2000, respectively.. . . . . .       44,131        13,031
Subscriptions Receivable . . . . . . . . . . . . . .   (30,095)            0
                                                   ------------  ------------
Additional paid in capital. . . . . . . . . . . .    3,600,905     3,387,755
Deficit at inception date . . . . . . . . . . . .     (746,875)     (746,875)
Accumulated deficit during the development stage.   (3,402,716)   (2,306,769)
                                                   ------------  ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT). . . . . . .     (534,650)      347,142
                                                   ------------  ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY. . . . . . . . . . . . . .  $    80,930   $   427,304
                                                   ============  ============

   The accompanying notes are an integral part of these financial statements.

                                  XRAYMEDIA.COM
                             (FORMERLY  E-BIDD.COM)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
               Three and Six months ended June 30, 2001 and  2000

                                   (unaudited)

                                                                                                  Period from March 1, 1994
                                         Three Months   Three Months                                 (inception of the
                                         Ended June 30  Ended June 30  Six Months Ended June 30     development stage)
                                              2001          2000          2001          2000       through June 30, 2001
                                          ------------  ------------  ------------  ------------  -----------------------
COSTS AND EXPENSES
Personnel Costs. . . . . . . . . . . . .  $    21,010   $         -   $    45,989   $         -   $              473,932
Occupancy costs. . . . . . . . . . . . .       20,262        18,276        46,551        26,367                  200,589
Professional fees. . . . . . . . . . . .       52,264       104,030       104,246       212,702                  714,482

Marketing. . . . . . . . . . . . . . . .        5,039        14,420         8,498        33,756                   68,724
Travel . . . . . . . . . . . . . . . . .        8,378        30,537        19,566        54,320                  159,783
Consulting . . . . . . . . . . . . . . .       19,566        27,500        41,035        78,542                  230,762
Interest and bank charges. . . . . . . .        4,144           171         7,177           890                   14,538
Office Admin & Supplies. . . . . . . . .       12,204        23,526        24,742        56,160                  130,785
Communication. . . . . . . . . . . . . .        5,711         1,958        11,582         3,073                   93,798
Insurance. . . . . . . . . . . . . . . .       10,893         7,320        21,297        22,179                   91,502
Miscellaneous. . . . . . . . . . . . . .        1,040         3,248         3,711         3,248                   21,256
Transfer fees. . . . . . . . . . . . . .          994         1,632         1,791         1,632                   12,702
Depreciation and amortization. . . . . .        3,380         5,895         6,760         6,367                   32,737
Bad  debt expense. . . . . . . . . . . .            -                           -             -                    5,400
Website, Internet and Computor Expenses.       27,032        53,417        72,503        73,424                  463,435
Investor relations . . . . . . . . . . .       16,780        19,979        30,442        20,072                   91,005
                                          -------------------------------------------------------------------------------
TOTAL EXPENSES . . . . . . . . . . . . .      208,697       311,909       445,890       592,732                2,805,430
                                          -------------------------------------------------------------------------------

OTHER INCOME(LOSS)
Revenue. . . . . . . . . . . . . . . . .            -        33,050             -        33,050                   44,995
Dissolution of CorpReports . . . . . . .            -             -             -             -                 (503,507)
Other. . . . . . . . . . . . . . . . . .            -             -             -             -                 (138,774)
                                          -------------------------------------------------------------------------------
                                                    -        33,050             -        33,050                 (597,286)

NET EARNINGS (LOSS). . . . . . . . . . .     (208,697)     (278,859)     (445,890)     (559,682)              (3,402,716)

ACCUMULATED DEFICIT:
Beginning. . . . . . . . . . . . . . . .   (3,194,019)   (2,023,910)   (2,956,826)   (1,747,087)                (746,875)
                                          -------------------------------------------------------------------------------
Ending . . . . . . . . . . . . . . . . .  $(3,402,716)  $(2,302,769)  $(3,402,716)  $(2,306,769)  $           (4,149,591)
                                          ============  ============  ============  ============  =======================

BASIC LOSS PER SHARE (Note A). . . . . .  $     (0.01)  $     (0.02)  $     (0.01)  $     (0.04)
                                          ============  ============  ============  ============
DILUTED LOSS PER SHARE (Note A)                                       $     (0.01)  $     (0.04)
                                                                      ============  ============

   The accompanying notes are an integral part of these financial statements.

                                  XRAYMEDIA.COM
                             (FORMERLY  E-BIDD.COM)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
  Period from March 1, 1994 (inception of development stage), to June 30, 2001
                                   (unaudited)

                                                                                         Existing       Deficit
                                                                                        Deficit at    Accumulated
                                                         Common Stock      Additional  inception of     during
                                                       Number of             Paid-in    development   development      Note
                                                         Shares    Amount    Capital       stage        stage       Receivable
-------------------------------------------------------------------------------------------------------------------------------
BEGINNING BALANCE
at inception of development, March 1, 1994. . . . . .         201  $     -  $  746,875   $(746,875)  $         -   $         -
Shares issued . . . . . . . . . . . . . . . . . . . .         720        1       1,799
Net loss for period ending 12/31/94                                                                       (1,800)

BALANCES                                             --------------------------------------------------------------------------
December 31, 1994 . . . . . . . . . . . . . . . . . .         921        1     748,674    (746,875)       (1,800)            -
Shares issued
Net loss for period ending 12/31/95                                                                            -

BALANCES                                             --------------------------------------------------------------------------
December 31, 1995 . . . . . . . . . . . . . . . . . .         921        1     748,674    (746,875)       (1,800)            -
Shares issued . . . . . . . . . . . . . . . . . . . .          90        -      28,500
Net loss for period ending 12/31/96                                                                      (50,165)

BALANCES                                             --------------------------------------------------------------------------
December 31, 1996 . . . . . . . . . . . . . . . . . .       1,011        1     777,174    (746,875)      (51,965)            -
Shares issued . . . . . . . . . . . . . . . . . . . .      14,492       15     258,536
Net loss for period ending 12/31/97                                                                     (174,022)

BALANCES                                             --------------------------------------------------------------------------
December 31, 1997 . . . . . . . . . . . . . . . . . .      15,503       16   1,035,710    (746,875)     (225,987)            -
Shares issued . . . . . . . . . . . . . . . . . . . .      15,275       15   1,237,445
Net loss for period ending 12/31/98                                                                   (1,315,249)

BALANCES                                             --------------------------------------------------------------------------
December 31, 1998 . . . . . . . . . . . . . . . . . .      30,778       31   2,273,155    (746,875)   (1,541,236)            -
Shares issued . . . . . . . . . . . . . . . . . . . .           -        -           -
Net loss for period ending 03/31/99                                                                            -

BALANCES                                             --------------------------------------------------------------------------
March 31, 1999. . . . . . . . . . . . . . . . . . . .      30,778       31   2,273,155    (746,875)   (1,541,236)            -
Shares issued
Shares issued for cash. . . . . . . . . . . . . . . .   6,590,000    6,590     207,010
Net loss for period ending 12/31/99                                                                     (205,851)

BALANCES                                             --------------------------------------------------------------------------
December 31, 1999 . . . . . . . . . . . . . . . . . .   6,620,778    6,621   2,480,165    (746,875)   (1,747,087)
Shares issued
Shares issued in exchange for extended business model  20,000,000   20,000     (20,000)
Shares issued for note. . . . . . . . . . . . . . . .     150,000      150      29,850                                 (30,095)
Shares issued in exchange for services. . . . . . . .     210,000      210      71,790
Shares issued for cash. . . . . . . . . . . . . . . .   4,050,000    4,050     805,950
Shares issued under stock performance plan. . . . . .   3,300,000    3,300
Net loss for period ending 12/31/00                                                                   (1,209,739)

BALANCES                                             --------------------------------------------------------------------------
December 31, 2000 . . . . . . . . . . . . . . . . . .  34,330,778  $34,331  $3,367,755   $(746,875)  $(2,956,826)  $   (30,095)
                                                       ==========  =======  ===========  ==========  ============  ============
Shares Issued
Shares Issued for debt conversion . . . . . . . . . .   7,350,000    7,350     233,150           -             -             -
Shares issued under stock performance plan. . . . . .   2,450,000    2,450           -           -             -             -
Net loss for Six Months Ending June 30, 2001. . . . .           -        -           -           -      (445,890)            -

BALANCES                                             --------------------------------------------------------------------------
June 30, 2001 . . . . . . . . . . . . . . . . . . . .  44,130,778  $44,131  $3,600,905   $(746,875)  $(3,402,716)  $   (30,095)
                                                       ==========  =======  ===========  ==========  ============  ============

   The accompanying notes are an integral part of these financial statements.

                                   XRAYMEDIA.COM
                             (FORMERLY  E-BIDD.COM)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
  Period from March 1, 1994 (inception of development stage), to June 30, 2001
                                   (unaudited)
                             (continued from page  )

                                                     Stockholder's
                                                         Equity
                                                       ----------
BEGINNING BALANCE                                   -------------
at inception of development, March 1, 1994. . . . . .  $       -
Shares issued
Net loss for period ending 12/31/94

BALANCES                                            -------------
December 31, 1994 . . . . . . . . . . . . . . . . . .          -
Shares issued
Net loss for period ending 12/31/95

BALANCES                                            -------------
December 31, 1995 . . . . . . . . . . . . . . . . . .          -
Shares issued
Net loss for period ending 12/31/96

BALANCES                                            -------------
December 31, 1996 . . . . . . . . . . . . . . . . . .    (21,665)
Shares issued
Net loss for period ending 12/31/97

BALANCES                                           --------------
December 31, 1997 . . . . . . . . . . . . . . . . . .     62,864
Shares issued
Net loss for period ending 12/31/98

BALANCES                                           --------------
December 31, 1998 . . . . . . . . . . . . . . . . . .    (14,925)
Shares issued
Net loss for period ending 03/31/99

BALANCES                                             ------------
March 31, 1999. . . . . . . . . . . . . . . . . . . .    (14,925)
Shares issued
Shares issued for cash
Net loss for period ending 12/31/99

BALANCES                                            -------------
December 31, 1999 . . . . . . . . . . . . . . . . . .     (7,176)
Shares issued
Shares issued in exchange for extended business model
Shares issued for note
Shares issued in exchange for services
Shares issued for cash
Shares issued under stock performance plan
Net loss for period ending 12/31/00

BALANCES                                            -------------
December 31, 2000 . . . . . . . . . . . . . . . . . .  $(331,710)
                                                       ==========
Shares Issued
Shares Issued for debt conversion . . . . . . . . . .          -
Shares issued under stock performance plan. . . . . .          -
Net loss for Six Months Ending June 30, 2001. . . . .          -

BALANCES                                             ------------
June 30, 2001 . . . . . . . . . . . . . . . . . . . .  $(534,650)
                                                       ==========

   The accompanying notes are an integral part of these financial statements.

                                   XRAYMEDIA.COM
                             (FORMERLY  E-BIDD.COM)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
  Period from March 1, 1994 (inception of development stage), to June 30, 2001
                                   (unaudited)
                             (continued from page  )

                              Six Months Six Months   Six Months
                                Ended       Ended        Ended
                               June  30   June  30    December 31
                                 2001       2000         2000
                               --------    -------      ------
Conversion of debt to
common stock. . . . . . . . .  $240,500    $     -      $    -

Shares issued under
Stock Performance Plan. . . .  $  2,450    $     -      $3,300

Shares issued in exchange for
services. . . . . . . . . . .  $      -    $72,000      $    -
                               --------    -------      ------
                               $242,950    $72,000      $3,300
                               --------    -------      ------

   The accompanying notes are an integral part of these financial statements.

                                  XRAYMEDIA.COM
                             (FORMERLY  E-BIDD.COM)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF CASH FLOWS
                    Six months ended June 30, 2001 and  2000

                                   (unaudited)


                                               Period from
              Six Months Ended     Six Months Ended     March 1, 1994, (Inception
                          June 30     June 30      of the development
                          -------     -------
                                              stage) through

                                                      2001        2000      June 30, 2001
                                                   ----------  ----------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss) . . . . . . . . . . . . . . .  $(445,890)  $(559,682)     ($3,402,716)
Adjustments to reconcile net earnings
 (loss) to net cash used by operating activities:
Depreciation and amortization . . . . . . . . . .      6,760       6,367           32,737
Shares Isued for Settlement of Debt . . . . . . .    240,500           -          240,500
Shares Issued for Stock Performance Plan. . . . .      2,450           -            5,750
Shares issued in exchange for services
charged to Professional fees. . . . . . . . . . .          -      72,000           72,000
Abandonment of furniture & equipment. . . . . . .          -           -           30,809
Write-off of goodwill . . . . . . . . . . . . . .          -           -          464,831
CHANGES IN CURRENT ASSETS AND CURRENT
ASSETS AND CURRENT LIABILITIES:
(Increase) decrease in current assets:
Accounts receivable . . . . . . . . . . . . . . .      4,500     (63,145)          (2,143)
Prepaids and deposits . . . . . . . . . . . . . .       (187)    (35,280)         (10,571)

Increase (decrease) in current liabilities:
Accounts payable and accrued expenses . . . . . .    146,631      65,162          301,893
                                                   ----------  ----------  ---------------
Advances. . . . . . . . . . . . . . . . . . . . .     17,198           -          303,687
NET CASH  USED FOR OPERATING ACTIVITIES . . . . .    (28,038)   (514,578)      (1,963,223)
                                                   ----------  ----------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment. . . . . .     (3,748)    (35,954)        (121,426)
Acquisition of website equipment. . . . . . . . .          -    (117,350)               -
(Purchase) of  goodwill . . . . . . . . . . . . .          -           -         (464,831)
                                                                           ---------------
(increase) decrease in Subscriptions Receivable .          -           -          (30,095)
NET CASH (USED) FOR INVESTING ACTIVITIES. . . . .     (3,748)   (153,304)        (616,352)
                                                   ----------  ----------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Bonds Payable . . . . . . . . . . . .          -           -        1,749,911
Sale of common stock. . . . . . . . . . . . . . .          -     840,000          840,000
                                                   ----------  ----------  ---------------
NET CASH PROVIDED  BY FINANCING
 ACTIVITIES . . . . . . . . . . . . . . . . . . .          -     840,000        2,589,911
                                                   ----------  ----------  ---------------
NET INCREASE (DECREASE) IN CASH . . . . . . . . .    (31,786)    172,118           10,336
CASH, beginning of period . . . . . . . . . . . .     42,122       7,824                -
                                                   ----------  ----------  ---------------
CASH, end of period . . . . . . . . . . . . . . .  $  10,336   $ 179,942   $       10,336
                                                   ==========  ==========  ===============

SUPPLEMENTAL DISCLOSURE:

Noncash investing and financing activities
Shares issued in Settlement of Debt . . . . . . .  $ 240,500   $       -
                                                   ==========  ==========
Shares issued in exchange for services. . . . . .  $       -   $  72,000
                                                   ==========  ==========


No significant amounts of interest or taxes were paid during the periods shown above.
See  Notes  to  Financial  Statements

                              XRAYMEDIA.COM,  INC.
                          (FORMERLY  E-BIDD.COM,  INC.)
                      (A  COMPANY  IN  THE  DEVELOPMENT  STAGE)
                          NOTES  TO  FINANCIAL  STATEMENTS
                   SIX  MONTHS  ENDED  JUNE  30,  2001  AND  2000


NOTE  A  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  PRINCIPLES

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

B.  BASIC  EARNINGS  PER  SHARE

BASIC EARNINGS (LOSS) PER SHARE HAVE BEEN CALCULATED IN CONFORMITY WITH FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENT NO. 128 "EARNINGS PER SHARE". THE COMPANY HAS A SIMPLE CAPITAL STRUCTURE WITH NO SIGNIFICANT POTENTIAL COMMON SHARES. BASIC EARNINGS (LOSS) PER SHARE IS CALCULATED WEIGHTED ON THE AVERAGE NUMBER OF COMMON SHARES OUTSTANDING EACH JUNE 30 (2001 - 37,089,111; 2000 - 14,337,445).


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

ADDITIONALLY, THE COMPANY COMPLETED PRIVATE PLACEMENTS THAT GENERATED $840,000 IN CASH THAT WAS USED MAINLY FOR WORKING CAPITAL FOR THE REMAINDER OF THE YEAR 2000. THE CASH GENERATED THROUGH THE PRIVATE PLACEMENT WAS EXPECTED TO BE SUFFICIENT TO COVER ALL THE OPERATING COST FOR THE PERIOD MENTIONED. DUE TO THE WEBSITE LAUNCH DELAYS AND UNEXPECTED EXPENDITURES ON INTERNAL DEVELOPMENT OF REPLACEMENT AUCTION SOFTWARE IT WAS NECESSARY FOR MANAGEMENT TO ARRANGE ADVANCES TO XRAYMEDIA.

D.  YEAR  2000  COMPLIANCE

AS OF JUNE 30, 2001, THE COMPANY HAS NOT EXPERIENCED ANY Y2K OR SUBSEQUENT PROBLEMS.

E.  OFFICE  FURNITURE  AND  EQUIPMENT

OFFICE  FURNITURE  AND  EQUIPMENT  PURCHASES  ARE  CAPITALIZED  AND  THE  COST
DEPRECIATED OVER THE ESTIMATED USEFUL LIVES OF THE RELATED ASSETS, GENERALLY FIVE TO SEVEN YEARS. OFFICE FURNITURE AND EQUIPMENT ABANDONED IS WRITTEN OFF AT THE TIME OF THE ABANDONMENT. WEBSITE EQUIPMENT WAS RECLASSIFIED DURING THE 2000 AUDIT AS CURRENT PERIOD EXPENSE AND PURCHASES SUBSEQUENT TO DECEMBER 31, 2000
WERE  RECORDED  ACCORDINGLY.


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
PROVIDED  AGAINST  THE  DEFERRED  TAX  ASSET.

NOTE  B  -  FURNITURE  AND  EQUIPMENT

PROPERTY  AND  EQUIPMENT  AT  JUNE  30,  2001  CONSISTED  OF:

                                           (2001)            (2000)
                                         ----------------------------
FURNITURE  AND  EQUIPMENT                  $71,406          $35,954
LESS:  ACCUMULATED  DEPRECIATION           (13,526)          (2,389)
                                           --------          -------
FURNITURE  AND  EQUIPMENT,  NET            $57,880          $33,565

DEPRECIATION  EXPENSE  FOR  THE  3  MONTHS  ENDED  JUNE  30,  2001  WAS  $3,380;
FOR  THE  SIX  MONTHS  ENDED  JUNE  30,  2001  $6,760.

NOTE  C  -  COMMON  STOCK

DURING  THE  SIX  MONTHS  ENDED  JUNE  30,  2001 2,450,000 SHARES WERE ISSUED OF
COMMON STOCK, AND DURING THE YEAR ENDED DECEMBER 31, 2000 3,300,000 SHARES WERE ISSUED OF COMMON STOCK UNDER THE PERFORMANCE PLAN. SHARES WERE ISSUED TO UNRELATED PARTIES WHO HAVE BEEN INSTRUMENTAL IN THE FUTURE PLANNING OF THE COMPANY. ALSO DURING THE SIX MONTHS ENDED JUNE 30, 2001 7,350,000 SHARES WERE ISSUED OF COMMON STOCK FOR PURPOSES OF SETTLING OUTSTANDING ACCOUNTS.


NOTE  D  -  ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES  AT  JUNE  30,  2001  CONSISTED  OF:

     ACCOUNTS  PAYABLE               $301,893
     ADVANCES                         313,687
                                     --------
                                     $615,580
                                     ========


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

ON MAY 29, 2001 XRAYMEDIA.COM INC., ANNOUNCED IT HAS ACQUIRED A DYNAMICALLY INTERACTIVE STREAMING-AUCTION/INVENTORY IMPLEMENTING SOFTWARE SYSTEM FROM TRANS4U LTD A UK CORPORATION. THE TRANSACTION ALLOWS FOR XRAYMEDIA TO RETAIN OWNERSHIP OF THE REVISED SOFTWARE WITH ALL THE NECESSARY ADVERTISING/MEDIA INDUSTRY CATEGORIES AND DATABASE STRUCTURES REQUIRED FOR THE LAUNCH OF ITS MEDIA AUCTION. UNDER THE TERMS OF THE AGREEMENT XRAYMEDIA IS NOT TO SELL, LICENSE OR DISTRIBUTE THE SOFTWARE TO ANY THIRD PARTIES FOR BUSINESS USE AT ANYTIME. THE DEAL ALSO CALLS FOR THE TS4U SYSTEM NOT TO COMPETE IN THE ADVERTISING/MEDIA INDUSTRY WORLDWIDE. XRAYMEDIA CAN ONLY USE THE TECHNOLOGY FOR THE ADVERTISING/MEDIA INDUSTRY WORLDWIDE.

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

BECAUSE  WE  ARE  STILL  DEVELOPING OUR WEBSITE, WE HAVE YET TO PRODUCE A STEADY
REVENUE STREAM. XRAYMEDIA LAUNCHED ITS GENERAL MEDIA INTERNET SUPERPORTAL ON APRIL 24, 2000 AND, AFTER SIX MONTHS OF DEVELOPMENT; WE LAUNCHED A NEW MEDIA SUPERPORTAL AND MEDIA AUCTION TEST SITE ON OCTOBER 24, 2000. ON JULY 12, 2001 XRAYMEDIA.COM INC., ANNOUNCED THAT VERSION 1.0 OF ITS NEW LIVE STREAMING MEDIA-MARKETPLACE WILL BE LAUNCHED ON TUESDAY, AUGUST 21, 2001 AT 12 P.M. EDT. THIS LAUNCH WILL CONSTITUTE THE FIRST RELEASE OF ITS RECENTLY ACQUIRED STREAMING INVENTORY SOFTWARE SYSTEM. AT THAT TIME, MEDIA SELLERS WILL BE ABLE TO OFFER ADVERTISING SPACE AND AIR-TIME THROUGH THE XRAYMEDIA SITE, AND BUYERS WILL BE ABLE TO BID FOR THE SPACE IN A LIVE, OPEN MARKETPLACE ENVIRONMENT, AS
WELL  AS  THROUGH  ONE-ON-ONE   NEGOTIATION SESSIONS.

PLAN  OF  OPERATION

XRAYMEDIA'S PLAN OF OPERATION FOR THE REMAINDER OF THE YEAR 2001 CONSISTS OF COMMENCING OPERATIONS OF ITS LIVE MEDIA MARKETPLACE. XRAYMEDIA FEELS THAT COMMENCED OPERATIONS WILL ENABLE IT TO ENGAGE IN THE BUSINESS OF SELLING CONVENTIONAL MEDIA ADVERTISING SPACE, ONLINE ADVERTISING, AND ADVERTISING AND PUBLIC RELATIONS SERVICES VIA ITS INTERNET SITE. XRAYMEDIA WILL ALSO CONTINUE TO DEVELOP STRATEGIC RELATIONSHIPS TO HELP IT REACH ITS INITIAL REVENUE GOALS.


RESULTS  OF  OPERATIONS

SALES

THERE WERE NO REVENUES TO DATE IN 2001, BUT XRAYMEDIA HAS GENERATED MINOR REVENUES FROM OPERATIONS INCLUDING MEDIA SERVICE SALES DURING 2000.

LOSSES

NET LOSSES FOR THE SIX MONTHS ENDED JUNE 30, 2001, DECREASED TO $445,890 FROM $ 592,732 FOR THE SIX MONTHS ENDED JUNE 30, 2000. THE DECREASE IN LOSSES WAS PRIMARILY ATTRIBUTABLE TO DECREASED WEBSITE DEVELOPMENT COSTS.

XRAYMEDIA EXPECTS TO CONTINUE TO INCUR LOSSES AT LEAST THROUGH FISCAL YEAR 2001 AND THERE CAN BE NO ASSURANCE THAT XRAYMEDIA WILL ACHIEVE OR MAINTAIN PROFITABILITY OR THAT REVENUES WILL BE GENERATED OR THAT GROWTH CAN BE SUSTAINED IN THE FUTURE.

EXPENSES

GENERAL AND ADMINISTRATIVE EXPENSES FOR THE SIX MONTHS ENDED JUNE 30, 2001, DECREASED TO $445,890 FROM $ 592,732 FOR THE SIX MONTHS ENDED JUNE 30, 2000. THE DECREASE IN GENERAL AND ADMINISTRATIVE EXPENSES WERE THE RESULT OF DECREASED WEBSITE DEVELOPMENT COSTS, AND LOWER PROFESSIONAL (LEGAL/ ACCOUNTING) FEES.

DEPRECIATION AND AMORTIZATION EXPENSES FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000 WERE $6,760 AND $6,367, RESPECTIVELY.

LIQUIDITY  AND  CAPITAL  RESOURCES

CASH FLOWS USED BY OPERATIONS WAS $28,038 FOR THE SIX MONTHS ENDED JUNE 30, 2001, AND $514,578 FOR THE SIX MONTHS ENDED JUNE 30, 2000. THE DECREASE IN NEGATIVE CASH FLOW FOR THE SIX MONTHS ENDED JUNE 30, 2001 WAS ATTRIBUTABLE TO THE PARTIAL OFFSETTING OF EXPENSES BY SHORT TERM BORROWED CAPITAL AND CONVERTING SOME DEBT TO SHARES.

CASH FLOWS USED BY INVESTING ACTIVITIES WERE $3,748 FOR THE SIX MONTHS ENDED JUNE 30, 2001, AND $153,304 FOR THE SIX MONTHS ENDED JUNE 30, 2000. THE DECREASE IN NEGATIVE CASH FLOWS FOR 2001 IS PRIMARILY ATTRIBUTABLE TO THE LIMITED ACQUISITION OF WEBSITE DEVELOPMENT EQUIPMENT.

CASH FLOWS GENERATED FROM FINANCING ACTIVITIES WAS $0 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND $ 840,000 FOR THE SIX MONTHS ENDED JUNE 30,
2000. XRAYMEDIA'S FINANCING ACTIVITIES FOR 2000 PRIMARILY CONSISTED OF THE SALE OF THE XRAYMEDIA'S COMMON STOCK PURSUANT TO PRIVATE PLACEMENTS. TO DATE IN 2001 FINANCING TOOK THE FORM OF REDUCING DEBT.

AS  INDICATED  ABOVE, XRAYMEDIA  HAS  FUNDED  ITS  CASH  NEEDS OVER THE  PERIODS
COVERED BY THIS FORM 10-QSB THROUGH THE ADVANCES FROM OUTSIDE PARTIES . XRAYMEDIA INTENDS TO COVER ITS CASH NEEDS OVER THE NEXT TWELVE MONTHS IN PART THROUGH OUTSIDE ADVANCES, THROUGH AUCTION SITE REVENUES BUT PRIMARILY THROUGH SALE OF ADDITIONAL SHARES OF ITS COMMON STOCK PURSUANT TO A REGISTRATION STATEMENT OR AN APPROPRIATE EXEMPTION FROM REGISTRATION. HOWEVER, THERE IS NO GUARANTEE THAT XRAYMEDIA WILL BE ABLE TO RAISE ADDITIONAL FUNDS FROM THE SALE OF ITS SECURITIES.

ON JANUARY 18, 2000, XRAYMEDIA CONDUCTED A PRIVATE PLACEMENT COMPRISED OF TWENTY-TWO NON-U.S. RESIDENTS AND FOUR U.S. RESIDENTS, IN THE AMOUNTS OF $500,000 AND $340,000 FOR TOTAL GROSS PROCEEDS OF $840,000 WAS USED AS GENERAL WORKING CAPITAL. THESE TOTAL GROSS PROCEEDS BOUGHT 4,200,000 UNITS AT A PRICE OF $.20 PER UNIT. EACH UNIT CONSISTED OF ONE SHARE ("SHARE") OF COMMON STOCK OF XRAYMEDIA AND ONE WARRANT TO PURCHASE AN ADDITIONAL SHARE OF COMMON STOCK AT A PRICE OF $.30 FOR A PERIOD OF ONE YEAR FROM THE DATE OF ISSUANCE ("FIRST HOLD PERIOD") AND AT A PRICE OF $.50 FOR A PERIOD OF ONE YEAR FROM THE END OF THE FIRST HOLD PERIOD ("SECOND HOLD PERIOD").

CAPITAL  EXPENDITURES

XRAYMEDIA  MADE  SIGNIFICANT  EXPENDITURES  ON  PROPERTY  OR  EQUIPMENT  FOR
THE DEVELOPMENT OF OUR WEBSITE, COMPUTERS AND SERVERS OVER THE PERIODS COVERED BY THIS REPORT AND EARLIER REPORTS. THE ONLY PLANNED EXPENDITURES ARE ONGOING WEBSITE DEVELOPMENT AND OPERATING COSTS. XRAYMEDIA HAS BUDGETED $250,000 FOR THIS EXPENDITURE.

AS OF JUNE 30, 2001, XRAYMEDIA'S WEBSITE IS IN ITS TEST STAGE AND EXPECTS TO MEET ITS LAUNCH DATE OF AUGUST 21, 2001 . XRAYMEDIA'S ESTIMATED CASH REQUIREMENTS ARE APPROXIMATELY $875,000 ANNUALLY. THE MAJORITY OF OUR CASH REQUIREMENTS WILL BE USED FOR PERSONNEL COSTS, PROFESSIONAL FEES AND FURTHER WEBSITE DEVELOPMENT.

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


                               XRAYMEDIA.COM,  INC.


                              DATED:  AUGUST  15,  2001
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


 PERIOD  TYPE:                                          6-MOS
 FISCAL  YEAR  END:                               DEC-31-2001
 PERIOD  START:                                   JAN-01-2001
 PERIOD  END:                                     JUN-30-2001
 CASH:                                                 10,336
 SECURITIES:                                                0
 RECEIVABLES:                                          12,714
 ALLOWANCES:                                                0
 INVENTORY:                                                 0
 CURRENT  ASSETS:                                      23,050
 PP&E:                                                 71,406
 DEPRECIATION:                                         13,526
 TOTAL  ASSETS:                                        80,930
 CURRENT  LIABILITIES:                                615,580
 BONDS:                                                     0
 PREFERRED  MANDATORY:                                      0
 PREFERRED:                                                 0
 COMMON:                                               44,131
 OTHER  SE:                                          (534,650)
 TOTAL  LIABILITY  AND  EQUITY:                        80,930
 SALES:                                                     0
 TOTAL  REVENUES:                                           0
 CGS:                                                       0
 TOTAL  COSTS:     0
 OTHER  EXPENSES:                                           0
 LOSS  PROVISION:                                           0
 INTEREST  EXPENSE:                                      7177
 INCOME  PRETAX:                                     (445,890)
 INCOME  TAX:                                               0
 INCOME  CONTINUING:                                 (445,890)
 DISCONTINUED:                                              0
 EXTRAORDINARY:                                             0
 CHANGES:                                                   0
 NET  INCOME:                                        (445,890)
 EPS  BASIC:                                            (0.01)
 EPS  DILUTED:                                          (0.01)

