Form 10QSB
period 2001-09-30
XRAYMEDIA COM INC
filed 2001-11-14
CIK 1097068

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


SIGNATURES

INDEX  TO  EXHIBITS

                                     PART 1

                     ITEM 1.           FINANCIAL STATEMENTS

   As used herein, the term "Company" refers to XRAYMEDIA.COM, Inc., a Minnesota corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended SEPT. 30
2001 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-9 and are incorporated herein by this reference.


                      [THIS SPACE LEFT BLANK INTENTIONALLY]

                                  XRAYMEDIA.COM
                              (FORMERLY E-BIDD.COM)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET
                                  (unaudited)


                                                             SEPT. 30
                                                       2001          2000
                                                   ------------  ------------
ASSETS
-------------------------------------------------
CURRENT ASSETS
-------------------------------------------------
Cash. . . . . . . . . . . . . . . . . . . . . . .  $    10,996   $   117,549
Accounts receivable. . . . . . . . . . . . .               943        38,000
Prepaids and deposits . . . . . . . . . . . . . .        9,658        12,255
                                                   ------------  ------------
TOTAL CURRENT ASSETS. . . . . . . . . . . . . . .       21,597       167,804
                                                   ------------  ------------
FIXED ASSETS
-------------------------------------------------
Furniture and equipment
Cost. . . . . . . . . . . . . . . . . . . . . . .       72,300        50,754
Accumulated amortization. . . . . . . . . . . . .      (16,906)       (4,927)
                                                   ------------  ------------
Net . . . . . . . . . . . . . . . . . . . . . . .       55,394        45,827
                                                   ------------  ------------
Website Equipment
Cost. . . . . . . . . . . . . . . . . . . . . . .            -       150,281
Accumulated amortization. . . . . . . . . . . . .            0       (11,492)
                                                   ------------  ------------
Net . . . . . . . . . . . . . . . . . . . . . . .            0       138,789
                                                   ------------  ------------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . .  $    76,991   $   352,420
                                                   ============  ============
CURRENT LIABILITIES
-------------------------------------------------
Accounts payable and accrued expenses . . . . . .  $   253,254   $    56,713
Advances. . . . . . . . . . . . . . . . . . . . .      510,647       150,043
                                                   ------------  ------------
TOTAL CURRENT LIABILITIES . . . . . . . . . . . .      763,901       206,756
                                                   ------------  ------------

STOCKHOLDERS' EQUITY (DEFICIT) (Note B)
-------------------------------------------------
Common Stock, par value $.001; 100,000,000
shares authorized; issued and outstanding
 44,130,778 and 33,030,778 at
 SEPT. 30, 2001 and 2000, respectively.. . . . . .       44,131        13,031
Subscriptions Receivable . . . . . . . . . . . . . .   (30,095)            0
Additional paid in capital. . . . . . . . . . . .    3,600,905     3,387,755
Deficit at inception date . . . . . . . . . . . .     (746,875)     (746,875)
Accumulated deficit during the development stage.   (3,554,976)   (2,478,152)
                                                   ------------  ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT). . . . . . .     (686,910)     (145,664)
                                                   ------------  ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY. . . . . . . . . . . . . .  $    76,991   $   352,420
                                                   ============  ============

   The accompanying notes are an integral part of these financial statements.

                                  XRAYMEDIA.COM
                             (FORMERLY  E-BIDD.COM)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
               Three and NINE months ended SEPT. 30, 2001 and  2000

                                   (unaudited)

                                                                                                  Period from March 1, 1994
                                         Three Months   Three Months                                 (inception of the
                                         Ended SEPT. 30  Ended SEPT. 30  NINEMonths Ended SEPT. 30     development stage)
                                              2001          2000          2001          2000       through SEPT. 30, 2001
                                          ------------  ------------  ------------  ------------  -----------------------
COSTS AND EXPENSES
Personnel Costs. . . . . . . . . . . . .  $    25,849   $    45,749   $    71,838   $    45,749   $              499,781
Occupancy costs. . . . . . . . . . . . .       11,963        18,097        48,514        44,464                  212,552
Professional fees. . . . . . . . . . . .       26,721        32,306       140,967       245,008                  741,203

Marketing. . . . . . . . . . . . . . . .          985         6,986         9,483        40,742                   69,709
Travel . . . . . . . . . . . . . . . . .        4,405        20,689        23,971        75,009                  164,188
Consulting . . . . . . . . . . . . . . .       18,668        16,242        59,703        94,784                  249,430
Interest and bank charges. . . . . . . .        2,890           950        10,067         1,840                   17,428
Office Admin & Supplies. . . . . . . . .        9,767        12,441        34,509        68,601                  140,552
Communication. . . . . . . . . . . . . .        4,927         5,378        16,509         8,451                   98,725
Insurance. . . . . . . . . . . . . . . .       11,032         4,711        32,329        26,890                  102,534
Miscellaneous. . . . . . . . . . . . . .          241         2,958         3,952         6,206                   21,497
Transfer fees. . . . . . . . . . . . . .          100         1,238         1,891         2,870                   12,802
Depreciation and amortization. . . . . .        3,380        10,052        10,140        16,419                   36,117
Bad  debt expense. . . . . . . . . . . .            -                           -             -                    5,400
Website, Internet and Computor Expenses.       29,790         9,763       102,293        48,667                  493,225
Investor relations . . . . . . . . . . .        1,542        14,467        31,984        34,539                   92,547
                                          -------------------------------------------------------------------------------
TOTAL EXPENSES . . . . . . . . . . . . .      152,260       212,527       598,150       805,259                2,957,690
                                          -------------------------------------------------------------------------------

OTHER INCOME(LOSS)
Revenue. . . . . . . . . . . . . . . . .            -        41,144            -         74,194                   44,995
Dissolution of CorpReports . . . . . . .            -             -             -             -                 (503,507)
Other. . . . . . . . . . . . . . . . . .            -             -             -             -                 (138,774)
                                          -------------------------------------------------------------------------------
                                                    -        41,144             -        74,194                 (597,286)

NET EARNINGS (LOSS). . . . . . . . . . .     (152,260)     (171,183)     (598,150)     (731,065)              (3,554,976)

ACCUMULATED DEFICIT:
Beginning. . . . . . . . . . . . . . . .   (3,402,716)   (2,302,769)   (2,956,826)   (1,747,087)                (746,875)
                                          -------------------------------------------------------------------------------
Ending . . . . . . . . . . . . . . . . .  $(3,554,976)  $(2,474,152)  $(3,554,796)  $(2,478,152)  $           (4,301,851)
                                          ============  ============  ============  ============  =======================

BASIC LOSS PER SHARE (Note A). . . . . .  $     (0.01)  $     (0.01)  $     (0.01)  $     (0.03)
                                          ============  ============  ============  ============
DILUTED LOSS PER SHARE (Note A)                                       $     (0.01)  $     (0.03)
                                                                      ============  ============

   The accompanying notes are an integral part of these financial statements.

                                  XRAYMEDIA.COM
                             (FORMERLY  E-BIDD.COM)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
  Period from March 1, 1994 (inception of development stage), to SEPT. 30, 2001
                                   (unaudited)

                                                                                         Existing       Deficit
                                                                                        Deficit at    Accumulated
                                                         Common Stock      Additional  inception of     during
                                                       Number of             Paid-in    development   development      Note
                                                         Shares    Amount    Capital       stage        stage       Receivable
-------------------------------------------------------------------------------------------------------------------------------
BEGINNING BALANCE
at inception of development, March 1, 1994. . . . . .         201  $     -  $  746,875   $(746,875)  $         -   $         -
Shares issued . . . . . . . . . . . . . . . . . . . .         720        1       1,799
Net loss for period ending 12/31/94                                                                       (1,800)

BALANCES                                             --------------------------------------------------------------------------
December 31, 1994 . . . . . . . . . . . . . . . . . .         921        1     748,674    (746,875)       (1,800)            -
Shares issued
Net loss for period ending 12/31/95                                                                            -

BALANCES                                             --------------------------------------------------------------------------
December 31, 1995 . . . . . . . . . . . . . . . . . .         921        1     748,674    (746,875)       (1,800)            -
Shares issued . . . . . . . . . . . . . . . . . . . .          90        -      28,500
Net loss for period ending 12/31/96                                                                      (50,165)

BALANCES                                             --------------------------------------------------------------------------
December 31, 1996 . . . . . . . . . . . . . . . . . .       1,011        1     777,174    (746,875)      (51,965)            -
Shares issued . . . . . . . . . . . . . . . . . . . .      14,492       15     258,536
Net loss for period ending 12/31/97                                                                     (174,022)

BALANCES                                             --------------------------------------------------------------------------
December 31, 1997 . . . . . . . . . . . . . . . . . .      15,503       16   1,035,710    (746,875)     (225,987)            -
Shares issued . . . . . . . . . . . . . . . . . . . .      15,275       15   1,237,445
Net loss for period ending 12/31/98                                                                   (1,315,249)

BALANCES                                             --------------------------------------------------------------------------
December 31, 1998 . . . . . . . . . . . . . . . . . .      30,778       31   2,273,155    (746,875)   (1,541,236)            -
Shares issued . . . . . . . . . . . . . . . . . . . .           -        -           -
Net loss for period ending 03/31/99                                                                            -

BALANCES                                             --------------------------------------------------------------------------
March 31, 1999. . . . . . . . . . . . . . . . . . . .      30,778       31   2,273,155    (746,875)   (1,541,236)            -
Shares issued
Shares issued for cash. . . . . . . . . . . . . . . .   6,590,000    6,590     207,010
Net loss for period ending 12/31/99                                                                     (205,851)

BALANCES                                             --------------------------------------------------------------------------
December 31, 1999 . . . . . . . . . . . . . . . . . .   6,620,778    6,621   2,480,165    (746,875)   (1,747,087)
Shares issued
Shares issued in exchange for extended business model  20,000,000   20,000     (20,000)
Shares issued for note. . . . . . . . . . . . . . . .     150,000      150      29,850                                 (30,095)
Shares issued in exchange for services. . . . . . . .     210,000      210      71,790
Shares issued for cash. . . . . . . . . . . . . . . .   4,050,000    4,050     805,950
Shares issued under stock performance plan. . . . . .   3,300,000    3,300
Net loss for period ending 12/31/00                                                                   (1,209,739)

BALANCES                                             --------------------------------------------------------------------------
December 31, 2000 . . . . . . . . . . . . . . . . . .  34,330,778  $34,331  $3,367,755   $(746,875)  $(2,956,826)  $   (30,095)
                                                       ==========  =======  ===========  ==========  ============  ============
Shares Issued
Shares Issued for debt conversion . . . . . . . . . .   7,350,000    7,350     233,150           -             -             -
Shares issued under stock performance plan. . . . . .   2,450,000    2,450           -           -             -             -
Net loss for NINE Months Ending SEPT. 30, 2001. . . . .         -        -           -           -      (598,150)            -

BALANCES                                             --------------------------------------------------------------------------
SEPT. 30, 2001 . . . . . . . . . . . . . . . . . . . .  44,130,778  $44,131  $3,600,905   $(746,875)  $(3,554,976)  $   (30,095)
                                                       ==========  =======  ===========  ==========  ============  ============

   The accompanying notes are an integral part of these financial statements.

                                   XRAYMEDIA.COM
                             (FORMERLY  E-BIDD.COM)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
  Period from March 1, 1994 (inception of development stage), to SEPT. 30, 2001
                                   (unaudited)
                             (continued from page  )

                                                     Stockholder's
                                                         Equity
                                                       ----------
BEGINNING BALANCE                                   -------------
at inception of development, March 1, 1994. . . . . .  $       -
Shares issued
Net loss for period ending 12/31/94

BALANCES                                            -------------
December 31, 1994 . . . . . . . . . . . . . . . . . .          -
Shares issued
Net loss for period ending 12/31/95

BALANCES                                            -------------
December 31, 1995 . . . . . . . . . . . . . . . . . .          -
Shares issued
Net loss for period ending 12/31/96

BALANCES                                            -------------
December 31, 1996 . . . . . . . . . . . . . . . . . .    (21,665)
Shares issued
Net loss for period ending 12/31/97

BALANCES                                           --------------
December 31, 1997 . . . . . . . . . . . . . . . . . .     62,864
Shares issued
Net loss for period ending 12/31/98

BALANCES                                           --------------
December 31, 1998 . . . . . . . . . . . . . . . . . .    (14,925)
Shares issued
Net loss for period ending 03/31/99

BALANCES                                             ------------
March 31, 1999. . . . . . . . . . . . . . . . . . . .    (14,925)
Shares issued
Shares issued for cash
Net loss for period ending 12/31/99

BALANCES                                            -------------
December 31, 1999 . . . . . . . . . . . . . . . . . .     (7,176)
Shares issued
Shares issued in exchange for extended business model
Shares issued for note
Shares issued in exchange for services
Shares issued for cash
Shares issued under stock performance plan
Net loss for period ending 12/31/00

BALANCES                                            -------------
December 31, 2000 . . . . . . . . . . . . . . . . . .  $(331,710)
                                                       ==========
Shares Issued
Shares Issued for debt conversion . . . . . . . . . .          -
Shares issued under stock performance plan. . . . . .          -
Net loss for NINE Months Ending SEPT. 30 2001. . . . .          -

BALANCES                                             ------------
SEPT. 30, 2001 . . . . . . . . . . . . . . . . . . . .  $(686,910)
                                                       ==========

   The accompanying notes are an integral part of these financial statements.

                                   XRAYMEDIA.COM
                             (FORMERLY  E-BIDD.COM)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
  Period from March 1, 1994 (inception of development stage), to SEPT. 30, 2001
                                   (unaudited)
                             (continued from page  )

                              NINE Months NINE Months   NINE Months
                                Ended       Ended        Ended
                               SEPT.  30   SEPT. 30    December 31
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

                                  XRAYMEDIA.COM
                             (FORMERLY  E-BIDD.COM)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF CASH FLOWS
                    NINE months ended SEPT. 30, 2001 and  2000

                                   (unaudited)

                                                   NINE Months   NINE Months     March 1, 1994
                                                      Ended        Ended       Period from, (Inception
                                                     SEPT. 30     SEPT. 30     of the development
                                                      2001        2001           stage) through
                                                      2001        2000            SEPT. 30, 2001
                                                   ----------  ----------  ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss) . . . . . . . . . . . . . . .  $(598,150)  $(731,065)     ($3,554,976)
Adjustments to reconcile net earnings
 (loss) to net cash used by operating activities:
Depreciation and amortization . . . . . . . . . .     10,140      16,419           36,117
Shares Isued for Settlement of Debt . . . . . . .    240,500           -          240,500
Shares Issued for Stock Performance Plan. . . . .      2,450           -            5,750
Shares issued in exchange for services
charged to Professional fees. . . . . . . . . . .          -      72,000           72,000
Abandonment of furniture & equipment. . . . . . .          -           -           30,809
Write-off of goodwill . . . . . . . . . . . . . .          -           -          464,831
CHANGES IN CURRENT ASSETS AND CURRENT
ASSETS AND CURRENT LIABILITIES:
(Increase) decrease in current assets:
Prepaids and deposits . . . . . . . . . . . . .          726     (12,255)          (9,658)
Accounts receivable. . . . . . . . . . . . . .         5,700     (68,095)          (1,943)

Increase (decrease) in current liabilities:
Accounts payable and accrued expenses . . . . . .    248,497      41,713          193,254
Advances. . . . . . . . . . . . . . . . . . . . .    560,647           -          560,647
                                                   ----------  ----------  ---------------
NET CASH  USED FOR OPERATING ACTIVITIES . . . . .    (26,484)   (681,283)      (1,911,669)
                                                   ----------  ----------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment. . . . . .     (4,642)    (50,754)        (122,320)
Acquisition of website equipment. . . . . . . . .          -    (150,281)               -
(Purchase) of  goodwill . . . . . . . . . . . . .          -           -         (464,831)
(increase) decrease in Subscriptions Receivable .          -           -          (30,095)
                                                   ----------  ----------  ---------------
NET CASH (USED) FOR INVESTING ACTIVITIES. . . . .     (4,642)   (201,035)        (617,246)
                                                   ----------  ----------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (Repayment) of notes payable . . . . . .          -           -        1,749,911
Sale of common stock. . . . . . . . . . . . . . .          -     842,000          840,000
Advances from stockholders. . . . . . . . . . . .          -     150,043                -
                                                   ----------  ----------  ---------------
NET CASH PROVIDED  BY FINANCING
 ACTIVITIES . . . . . . . . . . . . . . . . . . .          -     992,043        2,589,911
                                                   ----------  ----------  ---------------
NET INCREASE (DECREASE) IN CASH . . . . . . . . .    (31,126)    109,725                -
CASH, beginning of period . . . . . . . . . . . .     42,122       7,824                -
                                                   ----------  ----------  ---------------
CASH, end of period . . . . . . . . . . . . . . .  $  10,996   $ 117,549   $       10,996
                                                   ==========  ==========  ===============

SUPPLEMENTAL DISCLOSURE:

Noncash investing and financing activities
Shares issued in Settlement of Debt . . . . . . .  $ 240,500   $       -
Shares issued in exchange for services. . . . . .  $       -   $  72,000
                                                   ---------  ----------


No significant amounts of interest or taxes were paid during the periods shown above.
See  Notes  to  Financial  Statements

                              XRAYMEDIA.COM,  INC.
                          (FORMERLY  E-BIDD.COM,  INC.)
                      (A  COMPANY  IN  THE  DEVELOPMENT  STAGE)
                          NOTES  TO  FINANCIAL  STATEMENTS
                   NINE MONTHS  ENDED  SEPT. 30, 2001  AND  2000


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

B.  BASIC  EARNINGS  PER  SHARE

BASIC EARNINGS (LOSS) PER SHARE HAVE BEEN CALCULATED IN CONFORMITY WITH FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENT NO. 128 "EARNINGS PER SHARE". THE COMPANY HAS A SIMPLE CAPITAL STRUCTURE WITH NO SIGNIFICANT POTENTIAL COMMON SHARES. BASIC EARNINGS (LOSS) PER SHARE IS CALCULATED WEIGHTED ON THE AVERAGE NUMBER OF COMMON SHARES OUTSTANDING EACH SEPT. 30 (2001 - 39,436,333; 2000 - 20,535,223).


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

D.  YEAR  2000  COMPLIANCE

AS OF SEPT.30, 2001, THE COMPANY HAS NOT EXPERIENCED ANY Y2K OR SUBSEQUENT PROBLEMS.

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

G.     INCOME  TAXES

IN 2000, 1999 AND 1998 ONLY THE MINIMUM STATE TAXES WERE PAID. THE COMPANY HAS NET OPERATING LOSS CARRY FORWARDS OF APPROXIMATELY $2,500,000, WHICH WILL EXPIRE IN 2013 AND 2014.

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
PROVIDED  AGAINST  THE  DEFERRED  TAX  ASSET.

NOTE  B  -  FURNITURE  AND  EQUIPMENT

PROPERTY  AND  EQUIPMENT  AT  SEPT.  30,  2001  CONSISTED  OF:

                                           (2001)            (2000)
                                         ----------------------------
FURNITURE  AND  EQUIPMENT                  $72,300          $50,754
LESS;  ACCUMULATED DEPRECIATION            (16,906)         ( 4,927)
                                          -------------------------
FURNITURE AND EQUIPMENT, NET               $55,349          $45,827

DEPRECIATION EXPENSE FOR THE 3 MONTHS ENDED SEPT. 30, 2001 WAS $3,380; FOR THE NINE MONTHS ENDED SEPT. 30, 2001 $10,052.

NOTE  C  -  COMMON  STOCK

DURING THE NINE MONTHS ENDED SEPT 30, 2001 2,450,000 SHARES WERE ISSUED OF COMMON STOCK, AND DURING THE YEAR ENDED DECEMBER 31, 2000 3,300,000 SHARES WERE ISSUED OF COMMON STOCK UNDER THE PERFORMANCE PLAN. SHARES WERE ISSUED TO UNRELATED PARTIES WHO HAVE BEEN INSTRUMENTAL IN THE FUTURE PLANNING OF THE COMPANY. ALSO DURING THE NINE MONTHS ENDED SEPT. 30, 2001 7,350,000 SHARES WERE ISSUED OF COMMON STOCK FOR PURPOSES OF SETTLING OUTSTANDING ACCOUNTS.


NOTE  D  -  ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES  AT  SEPT.  30,  2001  CONSISTED  OF:

     ACCOUNTS  PAYABLE               $253,254
     ADVANCES                         510,647
                                     --------
                                     $763,901
                                     ========


   ITEM  2.           MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL


AS USED HEREIN THE TERMS "XRAY" AND "XRAYMEDIA " REFERS TO XRAYMEDIA.COM, INC., A MINNESOTA CORPORATION, ITS SUBSIDIARIES AND PREDECESSORS, UNLESS THE CONTEXT INDICATES OTHERWISE. ON SEPT. 28, 2000 THE NAME WAS CHANGED FROM E-BIDD.COM,
INC., TO XRAYMEDIA.COM INC. TO AVOID A POTENTIAL CONFLICT WITH ANOTHER TOTALLY SEPARATE AND UNRELATED COMPANY BY A SIMILAR NAME, WWW.EBID.COM, THAT ALSO OPERATED AS AN INTERNET AUCTION SITE.

XRAYMEDIA'S PRINCIPAL BUSINESS, AT PRESENT, IS A RECENTLY LAUNCHED GENERAL MEDIA INTERNET SUPERPORTAL WHICH IS ALREADY UNDER REDEVELOPMENT AND
EXPANSION. THE WEBSITE, WWW.XRAYMEDIA.COM, WHEN COMPLETED, WILL BE COMPRISED OF MAIN GENERAL MEDIA SUPERPORTAL THAT WILL BRANCH OUT INTO THREE MEDIA SPECIFIC PORTALS:CORPORATE CULTURE; MEDIA COMMERCE; AND COMMUNITY RESOURCES. XRAYMEDIA INTENDS TO SELL CONVENTIONAL MEDIA ADVERTISING SPACE, ONLINE ADVERTISING, AND ADVERTISING AND PUBLIC RELATIONS SERVICES VIA ITS INTERNET WEBSITE.

ON MAY 29, 2001 XRAYMEDIA.COM INC., ANNOUNCED IT HAS ACQUIRED A DYNAMICALLY INTERACTIVE STREAMING-AUCTION/INVENTORY IMPLEMENTING SOFTWARE SYSTEM FROM TRANS4U LTD A UK CORPORATION, THE METHODOLOGY OF WHICH IS DESCRIBED IN THE "GENERAL
COMMENTS" PORTION OF THIS 10QSB. ITEM 2 FLOWS DIRECTLY FROM THIS ACQUISITION. THE TRANSACTION ALLOWS FOR XRAYMEDIA TO RETAIN OWNERSHIP OF THE REVISED SOFTWARE WITH ALL THE NECESSARY ADVERTISING/MEDIA INDUSTRY CATEGORIES AND DATABASE STRUCTURES REQUIRED FOR THE SMOOTH OPERATION OF ITS MEDIA AUCTION. UNDER THE TERMS OF THE AGREEMENT XRAYMEDIA IS NOT TO SELL, LICENSE OR DISTRIBUTE THE SOFTWARE TO ANY THIRD PARTIES FOR BUSINESS USE AT ANYTIME. THE DEAL ALSO CALLS
FOR THE TS4U SYSTEM NOT TO COMPETE IN THE ADVERTISING/MEDIA INDUSTRY WORLDWIDE. IN TURN, XRAYMEDIA CAN ONLY USE THE TECHNOLOGY FOR THE ADVERTISING/MEDIA INDUSTRY
WORLDWIDE.  XRAY  MEDIA,  OR  SOME  FUTURE  SUBSIDIARY,  IS  NOT  PRECLUDED FROM
ACQUIRING
RIGHTS  TO  OTHER  APPLICATION(S)  IF  SUCH  IS  WARRANTED.


XRAYMEDIA  HAS IT'S  GENERAL  MEDIA  SUPERPORTAL   GEARED TOWARDS THE
BUSINESS OF SELLING CONVENTIONAL MEDIA ADVERTISING SPACE, ONLINE ADVERTISING, ADVERTISING AGENCY SERVICES AND PUBLIC RELATIONS SERVICES. CLIENTS ARE ABLE
TO ACCESS AN INCREASING HOST OF SERVICES VIA THE SUPERSITE, INCLUDING THE PURCHASE OF RADIO AND TELEVISION ADVERTISING TIME IN THE TOP 10 MAJOR U.S. MARKETS, CREATIVE ADVERTISING SERVICES AND PUBLIC RELATIONS SERVICES THAT CATER TO FINANCIAL, TECHNOLOGY AND REAL ESTATE CLIENTS. SUBSEQUENT PHASES WILL BE INTENDED TO USHER IN THE ABILITY TO BUY MEDIA ONLINE IN A LARGER SECTION OF MARKETS, ONLINE BANNER ADVERTISING, ADDED INTERACTIVITY FUNCTIONS, AND A RANGE OF OTHER CONTENT AND MEDIA RELATED SERVICES FOR
REGISTERED USERS. ACCORDINGLY, XRAYMEDIA INTENDS ON HOSTING REAL-TIME INTERNET-BASED AUCTIONS THAT PROVIDE MEDIA BUYERS AND SELLERS WITH AN ONLINE EXCHANGE OF ADVERTISING SPACE AT MARKET DRIVEN PRICES.

BECAUSE WE ARE STILL DEVELOPING OUR WEBSITE, AND IT'S POTENTIAL MARKETS, WE HAVE YET TO PRODUCE A STEADY REVENUE STREAM. XRAY MEDIA LAUNCHED IT'S GENERAL MEDIA INTERNET SUPERPORTAL DURING 2000. THIS INCLUDED AN AUCTION TEST SITE WHICH COULD NOT BE OPERATED TO OUR SATISFACTION. EFFORTS, EARLY IN 2001 TO CORRECT THE PROBLEMWERE NOT SUCCESFUL. FROM OUR EXPERIMENTING WITH OTHER SYSTEMS,THE TRANS4U SHOWED ITSELF TO MEET OUR REQUIREMNETS (SPEED, ACCURACY, PRIVACY AMONGST OTHERS) AFTER MODIFICATIONS TO THE ORIGINAL SOFTWARE PROGRAM, (VERSION 1.0) THIS LIVE STREAMING MEDIA-MARKETPLACE WAS LAUNCHED ON AUGUST 21, 2001. AT THAT TIME, MEDIA SELLERS WERE ABLE TO OFFER ADVERTISING SPACE AND AIR-TIME THROUGH THE XRAYMEDIA SITE, AND BUYERS WERE ABLE TO BID FOR THE SPACE IN A LIVE, OPEN MARKETPLACE ENVIRONMENT, AS WELL AS THROUGH ONE-ON-ONE NEGOTIATION SESSIONS. SUBSEQUENT THE QUARTER END, ON OCTOBER 29, 2001 VERSION 2.0 OF THE UPGRADED SOFTWARE SYSTEM WAS LAUNCHED. IT ENABLES MEDIA BUY AND SELL ORDERS TO TAKE PLACE IN HIGH VOLUME, AND HAS MADE OUR SYSTEM ONE OF CONSIDERABLE INTEREST TO LARGER SELLERS
(AND BUYERS) OF MEDIA TIME AND SPACE.

 PLAN  OF  OPERATION

XRAYMEDIA'S PLAN OF OPERATION FOR THE REMAINDER OF THE YEAR 2001 CONSISTS OF PROMOTING OPERATIONS OF ITS LIVE MEDIA MARKETPLACE. XRAYMEDIA FEELS THAT COMMENCED OPERATIONS WILL ENABLE IT TO ENGAGE IN THE BUSINESS OF SELLING CONVENTIONAL MEDIA ADVERTISING SPACE, ONLINE ADVERTISING, AND ADVERTISING AND PUBLIC RELATIONS SERVICES VIA ITS INTERNET SITE. XRAYMEDIA WILL ALSO CONTINUE TO DEVELOP STRATEGIC RELATIONSHIPS TO HELP IT REACH ITS INITIAL REVENUE GOALS.


RESULTS  OF  OPERATIONS

SALES

THERE WERE NO REVENUES TO DATE IN 2001, BUT XRAYMEDIA HAS GENERATED MINOR REVENUES FROM OPERATIONS INCLUDING MEDIA SERVICE SALES DURING 2000.

LOSSES

NET LOSSES FOR THE NINE MONTHS ENDED SEPT. 30, 2001, DECREASED TO $598,150 FROM $ 805,259 FOR THE NINE MONTHS ENDED SEPT. 30, 2000. THE DECREASE IN LOSSES WAS PRIMARILY ATTRIBUTABLE TO DECREASED WEBSITE DEVELOPMENT COSTS, AND PROFESSIONAL FEES.

XRAYMEDIA  EXPECTS TO CONTINUE TO INCUR LOSSES  THROUGH FISCAL YEAR 2001
AND EARLY 2002. THERE CAN BE NO ASSURANCE THAT XRAYMEDIA WILL ACHIEVE OR MAINTAIN PROFITABILITY OR THAT REVENUES WILL BE GENERATED OR THAT GROWTH CAN
 BE SUSTAINED IN  THE  FUTURE.

EXPENSES

GENERAL AND ADMINISTRATIVE EXPENSES FOR THE NINE MONTHS ENDED SEPT. 30, 2001, DECREASED TO $598,150 FROM $ 805,259 FOR THE NINE MONTHS ENDED SEPT. 30, 2000. THE DECREASE IN GENERAL AND ADMINISTRATIVE EXPENSES WERE THE RESULT OF DECREASED WEBSITE DEVELOPMENT COSTS, AND LOWER PROFESSIONAL (LEGAL/ ACCOUNTING) FEES.

DEPRECIATION AND AMORTIZATION EXPENSES FOR THE NINE MONTHS ENDED SEPT. 30, 2001 AND SEPT. 30, 2000 WERE $10,140 AND $16,419, RESPECTIVELY.

LIQUIDITY  AND  CAPITAL  RESOURCES

CASH FLOWS USED BY OPERATIONS WAS $26,484 FOR THE NINE MONTHS ENDED SEPT. 30, 2001, AND $681,283 FOR THE NINE MONTHS ENDED SEPT. 30, 2000. THE DECREASE IN NEGATIVE CASH FLOW FOR THE NINE MONTHS ENDED SEPT. 30, 2001 WAS ATTRIBUTABLE TO THE PARTIAL OFFSETTING OF EXPENSES BY SHORT TERM BORROWED CAPITAL AND CONVERTING SOME DEBT TO SHARES.

CASH FLOWS USED BY INVESTING ACTIVITIES WERE $4,642 FOR THE NINE MONTHS ENDED SEPT. 30, 2001, AND $201,035 FOR THE NINE MONTHS ENDED SEPT. 30, 2000 THE DECREASE IN NEGATIVE CASH FLOWS FOR 2001 IS PRIMARILY ATTRIBUTABLE TO THE LIMITED ACQUISITION OF WEBSITE DEVELOPMENT EQUIPMENT.

CASH FLOWS GENERATED FROM FINANCING ACTIVITIES WAS $0 FOR THE NINE MONTHS ENDED SEPT. 30, 2001 AND $ 840,000 FOR THE NINE MONTHS ENDED SEPT. 30, 2000. XRAYMEDIA'S FINANCING ACTIVITIES FOR 2000 PRIMARILY CONSISTED OF THE SALE OF THE XRAYMEDIA'S COMMON STOCK PURSUANT TO PRIVATE PLACEMENTS. TO DATE IN 2001 FINANCING TOOK THE FORM OF INCREASING DEBT, A PORTION OF WHICH HAS BEEN CONVERTED TO SHARES.

AS  INDICATED  ABOVE, XRAYMEDIA  HAS  FUNDED  ITS  CASH  NEEDS OVER THE  PERIODS
COVERED BY THIS FORM 10-QSB THROUGH THE ADVANCES FROM OUTSIDE PARTIES . XRAYMEDIA INTENDS TO COVER ITS CASH NEEDS OVER THE NEXT TWELVE MONTHS IN PART THROUGH OUTSIDE ADVANCES, INCLUDING THE $500,000 CONVERTIBLE DEBENTURE MENTIONED IN THE OCTOBER1, 2001 PRESS RELEASE AND OR THROUGH THE SALE OF ADDITIONAL SHARES OF ITS COMMON STOCK PURSUANT TO A REGISTRATION STATEMENT OR AN APPROPRIATE EXEMPTION FROM REGISTRATION. HOWEVER, THERE IS NO GUARANTEE THAT XRAYMEDIA WILL BE ABLE TO RAISE ADDITIONAL FUNDS FROM THE SALE OF ITS SECURITIES. ADDITIONALLY XRAYMEDIA EXPECTS REVENUES TO COMMENCE THROUGH ITS MEDIA MARKETPLACE.

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

AS OF SEPT. 30, 2001, XRAYMEDIA'S WEBSITE WAS STILL IN ITS (NOW EXPNDED VERSION 1.0) TEST STAGE AND, IN FACT, MET ITS VERSION 2.0 LAUNCH DATE ON OCTOBER 29, 2001 . XRAYMEDIA'S ESTIMATED CASH REQUIREMENTS ARE APPROXIMATELY $875,000 ANNUALLY. THE MAJORITY OF OUR CASH REQUIREMENTS WILL BE USED FOR PERSONNEL COSTS, PROFESSIONAL FEES AND FURTHER WEBSITE DEVELOPMENT.

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


                               XRAYMEDIA.COM,  INC.


                              DATED:  NOVEMBER 14,  2001
                            BY:  /S/  RAYMOND  C.  DABNEY
                               RAYMOND  C.  DABNEY,
                                PRESIDENT  AND  CEO

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE UNAUDITED FINANCIAL STATEMENTS FOR THE PERIOD ENDED SEPTEMBER 30, 2001 THAT WERE FILED WITH THE COMPANY'S REPORT ON FORM 10-QSB AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.


 PERIOD  TYPE:                                          9-MOS
 FISCAL  YEAR  END:                               DEC-31-2001
 PERIOD  START:                                   JAN-01-2001
 PERIOD  END:                                     SEP-30-2001
 CASH:                                                 10,996
 SECURITIES:                                                0
 RECEIVABLES:                                             943
 ALLOWANCES:                                                0
 INVENTORY:                                                 0
 CURRENT  ASSETS:                                      21,597
 PP&E:                                                 72,300
 DEPRECIATION:                                         16,906
 TOTAL  ASSETS:                                        76,991
 CURRENT  LIABILITIES:                                763,901
 BONDS:                                                     0
 PREFERRED  MANDATORY:                                      0
 PREFERRED:                                                 0
 COMMON:                                               44,131
 OTHER  SE:                                          (686,910)
 TOTAL  LIABILITY  AND  EQUITY:                        76,991
 SALES:                                                     0
 TOTAL  REVENUES:                                           0
 CGS:                                                       0
 TOTAL  COSTS:     0
 OTHER  EXPENSES:                                           0
 LOSS  PROVISION:                                           0
 INTEREST  EXPENSE:                                    10,067
 INCOME  PRETAX:                                     (598,150)
 INCOME  TAX:                                               0
 INCOME  CONTINUING:                                 (598,150)
 DISCONTINUED:                                              0
 EXTRAORDINARY:                                             0
 CHANGES:                                                   0
 NET  INCOME:                                        (598,150)
 EPS  BASIC:                                            (0.01)
 EPS  DILUTED:                                          (0.01)

