Form 10KSB
period 2001-12-31
XRAYMEDIA COM INC
filed 2002-04-15
CIK 1097068

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

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

     Securities  registered  under  Section  12(b)  of  the  Exchange  Act:

Title  of  Each  Class                Name  of each Exchange on Which Registered
Common  Stock  ($0.001  Par  Value)                           None
Preferred  Stock  ($0.001)


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

The issuer's total revenues for the year ended December 31, 2001, were $0.00.

On  March  31,  2002,  the  number  of  shares  outstanding of the  registrant's
Common Stock, $0.001 par value (the only class of voting stock), was 80,530,778. The market value of non-affiliates as of March 31, 2002 was $1,231,831.

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

The company had been in development of its own Media Auction software with separate modules being acquired from other sources. On December 18, 2000, in a 2nd Level Public Access program XRAYMEDIA had opened its media auction site for qualified media buyers and sellers to test. During that time, protocols for credit approval and confirmation of inventory had been applied and checked repeatedly for robustness. XRAYMEDIA.com Inc intended to officially launch that media auction software before the year-end of 2001.

On May 29th 2001 The Company announced that it has acquired from a European Company called TS4U LTD a breakthrough, dynamically interactive streaming-auction / inventory implementing software system. The transaction allows for XRAYMEDIA to retain ownership of the revised software "XRMD System" with all the necessary Advertising/Media Industry categories and database structures required for the launch of its Media Auction. Under the terms of the Agreement XRAYMEDIA is not to sell, license or distribute the software to any third parties for business use at anytime. The deal also calls for the TS4U LTD not to compete in the Advertising/Media Industry worldwide. XRAYMEDIA Can only use the technology for the Advertising/Media Industry worldwide. The company then proceeded to make the necessary changes to the software to launch a full real-time advertising/media inventory negotiating system for the media industry.

On August 21st 2001 the company officially launched v1.0 of it's newly acquired Software called the XRAYMEDIA Live Media Marketplace. Through the newly launched site, media buyers and sellers will be able to register, list media buy and sell orders, track inventory changes, add private members to their personal groupings, negotiate and close deals, in an online, real-time dynamically streaming marketplace. The site offers a powerful tool not only for those bidding on and selling ad space, but also for companies who need to be able to manage their inventory more efficiently. We encourage media professionals to test it for this use, as well as for regular online media auctions. The XRAYMEDIA Live Media Marketplace is a system capable of providing one-on-one negotiations while dynamically loading inventory changes. It has a simple format within a live, public/private market forum. The dynamics of streaming all media inventory, multiple bidding capabilities, targeting, as well as analyzing inventory, it is robust enough to handle high volume and has much practical use in addition to its function as a pure auction site.

On October 29th 2001 the company launched v2.0 of its Live Media Marketplace. The upgraded system allows buyers and sellers of advertising inventory to manage, source, target, analyze, negotiate and transact multiple media/advertising purchases and sales in real time. Version 2.0, as in the launch version, is an online trading floor that is dynamic, private and secure. The upgrade adds powerful tracking mechanisms. These include the ability to select and pinpoint specific matches within a larger trading environment, allowing for greater flexibility in displaying and following specific orders. Version 2.0 makes it easier for companies who have hundreds or thousands of pieces of inventory or orders to track specific ones at any given time.


The company has yet to close its first transactions through the new software system, but it anticipates creating a steady cash flow through the system before the end of 2002. XRAYMEDIA's Live Media Marketplace offers buyers and sellers of media the opportunity to negotiate and secure the optimum market price for any given inventory. The system provides private, one-on-one and one-to-many negotiations while dynamically loading and matching inventory changes and instantly updating new opportunities, all without compromising the seller's proprietary pricing information or identity if they so choose.
All media trading activity takes place on the user's own private 'Media Trading Floor,' which is comprised of the user's own private media orders, media matches, viewing options, information sources and private exchange. It provides one of the most powerful and cost effective means for offering, tracking and negotiating media inventory for sale.



                           B.  DESCRIPTION OF BUSINESS

EXECUTIVE  SUMMARY

John Hagel of McKinsey coined the term "infomediaries" to describe intermediaries who sell information about a market, creating a platform on which buyers and sellers can do business. Many Internet researchers now believe that perhaps the most profitable pure Internet companies, as well as the most influential, will be business-to-business infomediaries, who will have the ability to re-organize entire industries. Red Herring, an Internet aficionado magazine, recently called the emergence of "Internet Infomediaries" the next bastion of economic activity to profoundly impact the Internet. Infomediaries represent a new category of entrepreneurs. Through the development of its Media SuperPortal - and more specifically, its online live media marketplace - XRAYMEDIA.COM has membership in this rare category.

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

Currently, there is a scattered presence of online auction sites. Sites such as eBay.com have made the online auction famous. In terms of business-to-business eCommerce services for buying and selling premium advertising space, major competitors include OneMediaPlace.com and BuyMedia.com. Both these sites have generated substantial traffic with their media auctions, signaling the desire among media professionals for a coherent and convenient way to conduct business. Moreover, the value of this concept is illustrated by two major business developments. First, in January of 2000, Internet Capital Group (ICG) spent $45 million to secure a stake in BuyMedia.com - a service that lets media buyers purchase advertising over the Internet. Then, in March 2000, AdAuction.com and Engage - a division of CMGI - formed a strategic alliance, creating OneMediaPlace.com. By May of the same year, the company had obtained $67 million in private investments. Clearly, there is industry-wide recognition of the growth potential in this area.

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

                                  THE INDUSTRY

The Internet is changing historically staid industries by enabling them to operate with unprecedented efficiency. Previously fragmented enterprises - from paper to chemicals - are establishing centralized marketplaces online. As the technology underlying eCommerce solutions improves, the level of trust in the security of online commerce systems increases. The impact of this trend cannot be overstated: both individuals and businesses are beginning to exploit the convenience and immediacy of online eCommerce options. Just as commerce is central to real-world business practices, eCommerce is the core of Internet purchasing. Online marketplaces provide business solutions: they are instant and global forums for trade. The online auction is an increasingly popular venue for both businesses and individuals. XRAYMEDIA has taken this concept one step further by providing a live media trading center, where media buyers and sellers can negotiate one-to-one and one-to many at the same time in real-time.

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

THE  XRAYMEDIA.COM  SUPERPORTAL

Our first milestone - completed in its test phase on October 24, 2000 - intending to create an online media marketplace - on August 21st 2001 through its website www.XRAYMEDIA.com the company officially launched its Live Media Marketplace in its Media SuperPortal. The SuperPortal is divided into three distinct sub portals (Corporate Culture, Media Services, and Community Resources). Each sub portal is designed to deliver a specific objective in making the practice of buying and selling media a convenient and cohesive process. As we grow, both as a site and as a company, we will expand to include a full set of services and tools for the media professional.

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

-     MEDIA  SERVICES

o Our Media Services sub portal features XRAYMEDIA.COM's Live Media Marketplace and service-oriented functions: Advertising Agency, Public Relations Traditional Services, and Online Ventures.

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

o A major component of this site is the Live Media Marketplace located in our Media Services sub portal. The LMM is designed to make Television, Radio, Print, Out-of-Home, Specialty, and Online media more accessible and user-friendly for local, national, and multi-market advertisers. XRAYMEDIA's Live Media Marketplace offers buyers and sellers of media the opportunity to negotiate and secure the optimum market price for any given inventory. The system provides private, one-on-one and one-to-many negotiations while dynamically loading and matching inventory changes and instantly updating new opportunities, all without compromising the seller's proprietary pricing information or identity if they so choose. All media trading activity takes place on the user's own private 'Media Trading Floor,' which is comprised of the user's own private media orders, media matches, viewing options, information sources and private exchange. After closing a deal, the buyer pays for their purchase, and provides the XRAYMEDIA with the necessary advertising documents to be displayed or aired. XRAYMEDIA.COM provides secure payment technology and a verified credit line, so the buyers' credit is verified prior to negotiating. As well, both buyers and sellers are bound by a contract to honor their online listing and bidding activities. The Live Media Marketplace provides a quick and convenient marketplace for media buyers and sellers, expanding the market from local or national to global.


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

The XRAYMEDIA.COM SuperPortal will use the most current technology and servers for posting real time information on availability and pricing. The site will not only post standard Rate Card information, it will also serve as an interface for checking inventory availability and pricing. The online Media Auction operates as a real-time media market that is one step ahead of an interactive web version of a media buying service: An entire range of advertising buyers and sellers will meet at the XRAYMEDIA.COM site to make their purchases and sales. Using the XRAYMEDIA.COM Live Media Marketplace, media professionals can accomplish in minutes what used to take hours. The other services available on the Media SuperPortal - Advertising Agency, Public Relations, Traditional Services including Design, and Online Ventures including eMarketing - ensure that there is an alternative to traditional ways of meeting industry needs. For example, the availability of Design and Public Relations services on the SuperPortal gives media professionals a choice between virtual and real-world options. Clients can choose to use the SuperPortal as a one-stop resource for all their media needs.

                          THE XRAYMEDIA.COM OPPORTUNITY

XRAYMEDIA.COM streamlines the existing process of buying and selling media, and allows media professionals to use a new method for transactions, such as online Media Auctions. This means that buyers and sellers are eager to use our services, and that the company is more likely to secure a significant long-term revenue stream.

XRAYMEDIA.COM will be the first and only Internet site that integrates a network of best-of-breed media products with useful information, and services tailored to their needs in a single facility. The Media SuperPortal supplies buyers and sellers with a more proficient and cost effective way to buy and sell media. Our Live Media Marketplace, provides an efficient means of executing media
Schedules for advertising agencies and direct advertisers. To this essential Function for media professionals, XRAYMEDIA.COM adds a vast array of other tools and services. The Media SuperPortal is a full-service, convenient, and efficient resource for media professionals.

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

Through our Live Media Marketplace, buyers will be able to purchase premium Television, Radio, Print, Out-of-Home, Specialty, and Online advertising. Unlike web sites that auction only "leftover" advertising times, XRAYMEDIA.COM is focused on providing first choice advertising time to media-buyers nationwide, allowing both buyer and seller to negotiate the price. By improving on an existing method rather than imposing a new advertising buying practice on the industry, we will deliver the fastest, most cost-effective media-buying process.

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

XRAYMEDIA.COM avoids the constraints of geographic location of sales offices. As we are online, advertising agencies and direct advertisers can utilize our service worldwide. In addition to the convenience, Television, Radio, Print, Out-of-Home, Specialty, and Online media will pay a lower sales commission when accepting orders from agencies and direct advertisers using the XRAYMEDIA.COM Live Media Marketplace. The Live Media Marketplace facilitates competition Which not only provides advertisers with better rates, but also with a Wider audience reach for their campaigns.

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

The Media Commerce sub portal is home to the interactive, client-centered services and features of the SuperPortal. Here, visitors will find the Advertising Agency, Public Relations, Live Media Marketplace, Traditional Services, and
Online  Ventures.

The online Advertising Agency features all the services necessary to launch any campaign. These include Placement, Design, and Strategic marketing.


XRAYMEDIA.COM's Public Relations page is the gateway to a full range of public relations services, including PR planning, Consulting, Media relations, and Design. Each of these sections features a direct link to an RFP (Request For Proposal), for quick and intuitive navigation. The Media Auction will act as a cohesive and instant global market in which buyers and sellers can do business. XRAYMEDIA.COMs user-friendly interface, secure system, and facilitation all work work to make the Live Media Marketplace the first choice for media professionals Within Traditional Services, users will find the pages for XRAYMEDIA.COM's Rate
Card  and  Request  For  Proposal  (RFP).   XRAYMEDIA.COM's  Rate  Card  is  a
Comprehensive database of all media for sale, including Television, Radio, Print Out-of-Home, Specialty, and Online. As well, mechanical data information will Provide the client with a general understanding of the buying process, statistics, and reports. Included will be information regarding pricing structure, deadlines, and the overall workings of traditional media services. The Online Ventures section features information about Wireless, Banner Networks, eMarketing, and Branding Strategies. Media professionals can use our direct links to an RFP from any of these pages.

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

XRAYMEDIA.COM will implement business-to-business eCommerce systems such as our Live Media Marketplace. The availability of other services - our Advertising Agency, Public Relations department, Traditional Services including Rate Card and Request For Proposal (RFP), Design Services, and Online Ventures including eMarketing - makes XRAYMEDIA.COM's Media SuperPortal a full-service online media mall. The development of other resources like free web-based email and an online chat forum will enhance the attractiveness of the site because of its convenience for a variety of functions.

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

                       ITEM  2.  DESCRIPTION  OF  PROPERTY

XRAYMEDIA has expanded its operations to two separate locations; 555 Burrard Street, Suite 900, Vancouver B.C. V7X 1M9 housing the corporate operations and at 555 West Hastings Street, Suite 800, Vancouver, B.C. V6B 4N5 the main servers location. The two facilities contains approximately 2,500 square feet of office space on a month-to-month basis for $6,500 dollars per month. XRAYMEDIA believes that this facility is generally suitable and adequate to accommodate its current operations and that such facility is adequately insured.


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


                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

XRAYMEDIA's common stock is currently traded as a fully reporting issuer on the NASD Over The Counter Bulletin Board under the symbol "XRMD" through a Form 10-SB approved by the SEC

The table below sets forth the high and low sales prices for XRAYMEDIA's Common Stock for each quarter of 2000 and 2001. The quotations below Reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:


          Quarter          High       Low
2000     First(1)          4.25        .24
         Second(2)         2.75        .50
         Third(3)          1.56        .46
         Fourth(4)         1.00        .13



          Quarter          High       Low
2001     First(1)          .42        .14
         Second(2)         .16        .03
         Third(3)          .19        .04
         Fourth(4)         .09         04

                                 RECORD HOLDERS

As of March 31, 2002, there were approximately 303 shareholders of record holding a total of 80,530,778 shares of Common Stock. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

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



        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

A.   Results  of  Operations

The numbers used in this analysis are those contained in the comparative financial statements that follow.
These reflect the changes of previous periods to reflect the current method of presentation.

                                      Sales

XRAYMEDIA has generated $0.00 revenues from 2001 operations and only $44,985.00 for 2000 the  periods  covered  by  this  Form  10-KSB.


                                     Losses

Net losses for the year ended December 31, 2001, decreased to $1,571,200.00 From $1,671,139.00 for the year ended December 31, 2000, a decrease of 6%.
The decrease in losses was attributable to the lower cost of several items, (professional fees, computer costs) while some higher costs such as personal and website expenses reduced the benefit of the lower expenditures.

XRAYMEDIA expects to continue to incur losses at least through fiscal year 2002 and there can be no assurance that XRAYMEDIA will achieve or maintain profitability from revenues that may be generated or that growth can be sustained in the future.

                                    Expenses

Selling, general and administrative expenses for the year ended December 31, 2001, decreased to $1,571,200.00 from $1,716,124.00 for the year ended
December 31, 2000, a decrease of 8%. The decrease in selling general and administrative expenses were the result of the various costs outlined above. Depreciation and amortization expenses for the years ended December 31, 2001 and December 31, 2000 were $57,427.00 and $28,466.00 respectively.

B.   Liquidity  and  Capital  Resources

Cash flows generated by operations were a negative $186,634.00 for the year Ended December 31, 2001, and a negative $480,565.00 for the year ended December 31, 2000. The decrease in negative cash flows for the year ended December
31, 2001 are primarily attributable to the reduced startup expenses of XRAYMEDIA, plus the issuance of stock for debt. Startup costs are expected to continue partway into 2002.

Cash flows generated from financing activities was $177,000.00 for the year Ended December 31, 2001 and $809,995.00 for the year ended December 31, 2000. XRAYMEDIA's financing activities primarily consisted of the sale of the XRAYMEDIA's common stock pursuant to private placements.

XRAYMEDIA has funded its cash needs over the periods covered by this Form 10-KSB through the issuance of its common stock for cash, debt and outside advances. XRAYMEDIA intends to cover its cash needs over the next twelve months in part through outside advances, but primarily through sale of additional shares of its common stock pursuant to a registration statement or an appropriate exemption from registration. However, there is no guarantee that XRAYMEDIA will be able to raise additional funds from the sale of its securities.

On January 18, 2000, XRAYMEDIA negotiated a private placement with two separate investment groups in the amounts of $500,000.00 and $360,000.00 for netted proceeds of $810,000.00 to be used as general working capital. These total gross proceeds bought 4,200,000 units at a price of $.20 per unit. Each unit consisted of one share ("Share") of common stock of XRAYMEDIA and one warrant to purchase an additional share of common stock at a price of $.30 for a period of one year from the date of issuance ("First Hold Period") and at a price of $.50 for a period of one year from the end of the First Hold Period ("Second Hold Period"). A portion of the shares were offered to 22 non-US residents outside the United States in reliance upon Regulation S promulgated under the Securities Act of 1933 and the remainder of the shares offered to 4 investors in the United States in reliance upon Regulation D.

C.   Capital  Expenditures

XRAYMEDIA made no significant capital expenditures on property or equipment over the periods covered by this report. The major planned capital expenditure Is further website development. XRAYMEDIA has budgeted $50,000.00 to purchase The additional equipment or programs needed for this development and XRAYMEDIA intends to contract sometime in the future to complete this work.

As  of  March  2002,  XRAYMEDIA's  website  has  passed  its  test stage  and is
operational.  XRAYMEDIA's   estimated  cash  requirements  are  approximately
$675,000 annually. The majority of our cash requirements will be used for personnel costs, professional fees and further website development and should be offset from revenue cash flow.


D.   Income  Tax  Expense  (Benefit)

XRAYMEDIA has net operating loss carry forwards of approximately $5,000,000.00 which will expire from 2013 to 2021. All available losses may not be utilized unless matching profits are earned


E.   Impact  of  Inflation

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


Additionally, due to the website launch delays and unexpected expenditures on internal development of replacement auction software it was necessary for management to arrange advances to XRAYMEDIA.

G.   Year  2000  Compliance

As of March 31, 2002, the Company has not experienced any Y2K or subsequent problems.

                        ITEM 8.     FINANCIAL STATEMENTS

The company's financial statements for the fiscal year ended December 31, 2001, 2000 and (in part 1999) are attached hereto.

                                  XRAYMEDIA.COM
                       (A COMPANY IN THE DEVELOPMENT STAGE)

                     REPORT ON AUDIT OF FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                         AND PERIOD ENDED MARCH 1, 1994
                      (INCEPTION OF THE DEVELOPMENT STAGE)
                              TO DECEMBER 31, 2001

                                    CONTENTS
                                                                 PAGE

Independent  Auditors'  Report                                      24

FINANCIAL  STATEMENTS

     Balance  Sheets                                                26

     Statements  of  Operations  and  Accumulated  Deficit          27

Statements  of  Stockholders'  Equity                               28 - 29

Statements  of  Cash  Flows                                         30

Notes  to  Financial  Statements                                    31 - 37

                          INDEPENDENT AUDITORS' REPORT

March  30,  2002

Board  of  Directors
XRAYMEDIA.Com,  Inc.
(A  Company  in  the  Development  Stage)
Vancouver,  B.C.,  Canada

We have audited the accompanying balance sheets of Xraymedia.Com, Inc. (A Company in the Development Stage) (Company), as of December 31, 2001 and 2000 and the related statements of operations and accumulated deficit, and of cash flows for the years ended December 31, 2001, 2000, and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xraymedia.Com, Inc. (A Company in the Development Stage) referred to above, and the results of its operations and cash flows for the period March 1, 1994 (Date of Inception of Development Stage) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Board  of  Directors
XRAYMEDIA.Com,  Inc.
(A  Company  in  the  Development  Stage)
Vancouver,  B.C.,  Canada
Page  Two


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has had minor sales and suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management plans in regards to these matters are also described in Note H. The financial statements do not include any adjustments that might result from the outcome of this uncertainty


                                                            Bedinger  &  Company
                                                  Certified  Public  Accountants
                                                      Walnut  Creek,  California

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STAGE)
BALANCE  SHEETS
DECEMBER  31,  2001  AND  2000

                ASSETS                                              December 31
                                                                               2000
                                                                 2001     (as restated)
----------------------------------------------------------------------------------------
CURRENT ASSETS

Cash . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     2,535   $    42,122
Accounts receivable. . . . . . . . . . . . . . . . . . . .          943         6,643
Prepaid expenses . . . . . . . . . . . . . . . . . . . . .        3,793             0
                                                            ------------  ------------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . .        7,271        48,765
                                                            ------------  ------------
FIXED ASSETS
----------------------------------------------------------
Furniture and equipment (Note B)
Cost . . . . . . . . . . . . . . . . . . . . . . . . . . .      289,611       284,658
Accumulated amortization . . . . . . . . . . . . . . . . .      (85,893)      (28,466)
                                                            ------------  ------------
Net. . . . . . . . . . . . . . . . . . . . . . . . . . . .      203,718       256,192
Software License (Note B). . . . . . . . . . . . . . . . .       25,000             0
                                                            ------------  ------------
                                                                228,718       256,192
                                                            ------------  ------------
OTHER ASSETS
----------------------------------------------------------
Security deposit . . . . . . . . . . . . . . . . . . . . .       10,384        10,384
                                                            ------------  ------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . .  $   246,373   $   315,341
                                                            ============  ============
CURRENT LIABILITIES
----------------------------------------------------------
Accrued expenses . . . . . . . . . . . . . . . . . . . . .  $   286,734   $   153,262
Accrued wages payable. . . . . . . . . . . . . . . . . . .       85,850         2,000
Advance from related party (Note C). . . . . . . . . . . .      456,149       296,489
                                                            ------------  ------------
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . .      828,733       451,751
                                                            ------------  ------------
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . .      828,733       451,751
                                                            ------------  ------------
STOCKHOLDERS' EQUITY <DEFICIT>(Note E)
----------------------------------------------------------
Common Stock, par value $.001; 100,000,000
shares authorized; issued and outstanding 66,280,778 and
  34,330,778 at December 31, 2001 and 2000, respectively..       66,281        34,331
Additional paid in capital . . . . . . . . . . . . . . . .    5,117,755     4,024,455
Deficit at inception date. . . . . . . . . . . . . . . . .     (746,875)     (746,875)
Accumulated deficit during the development stage . . . . .   (4,989,426)   (3,418,226)
Common stock note receivable . . . . . . . . . . . . . . .      (30,095)      (30,095)
                                                            ------------  ------------
TOTAL STOCKHOLDERS' EQUITY <DEFICIT> . . . . . . . . . . .     (582,360)     (136,410)
                                                            ------------  ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY <DEFICIT> . . . . . . . . . . . . .  $   246,373   $   315,341
                                                            ============  ============

                       See Notes to Financial Statements.

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STAGE)
STATEMENTS  OF  OPERATIONS  AND  ACCUMULATED  DEFICIT
YEAR  ENDED  DECEMBER  31,  2001,  2000  AND  1999
THE  PERIOD  MARCH  1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE)
 TO DECEMBER 31, 2001
--------------------------------------------------------------------------------

                                                                            March 1, 1994
                                                                            (inception of
                                           Year Ended December 31,      development stage) to
                                                  2000                    December 31,2001
                                    2001      (as restated)      1999      (as restated)
------------------------------------------------------------------------------------------
REVENUE. . . . . . . . . . . .  $         -   $      44,985   $        -   $      44,985


COSTS AND EXPENSES
------------------------------
Personnel Costs. . . . . . . .       92,838          58,861       30,058         520,871
Compensation expense . . . . .      712,300         656,700            -       1,369,000
Occupancy costs. . . . . . . .       61,024          74,187       21,769         215,062
Professional fees. . . . . . .      239,189         318,058      188,238         849,425
Computer costs . . . . . . . .            -          70,626        9,300          94,840
Marketing. . . . . . . . . . .       19,284          50,975            -          79,510
Travel . . . . . . . . . . . .       37,297          93,665       34,341         177,514
Consulting . . . . . . . . . .       78,337         117,167       72,560         268,064
Interest and bank charges. . .       14,112           2,646          478          21,473
Office supplies. . . . . . . .       57,713          98,922        3,991         163,756
Communication. . . . . . . . .       22,012          18,088       53,491         104,228
Insurance. . . . . . . . . . .        6,984          48,347       20,317          77,089
Miscellaneous. . . . . . . . .        4,541           7,946          547          22,086
Transfer fees. . . . . . . . .        2,834           3,161        3,770          13,745
Depreciation and amortization.       57,427          28,466            -         105,104
Bad  debt expense. . . . . . .            -               -            -           5,400
Website/Internet expenses. . .      135,080           7,746       63,094         214,172
Investor relations . . . . . .       30,228          60,563            -          90,791
                                ------------  --------------  -----------  --------------
TOTAL EXPENSES . . . . . . . .    1,571,200       1,716,124      501,954       4,392,130
                                ------------  --------------  -----------  --------------

OTHER INCOME<LOSS>
Dissolution of Corp Reports . .           -               -                     (503,507)
Other (Note G) . . . . . . . .            -               -      296,103        (138,774)
                                ------------  --------------  -----------  --------------
                                          -               -      296,103        (642,281)

NET LOSS . . . . . . . . . . .  $(1,571,200)  $  (1,671,139)  $ (205,851)  $  (4,989,426)
                                ============  ==============  ===========  ==============

BASIC AND DILUTED
LOSS PER SHARE (NOTE A). . . .  $     (0.04)  $       (0.06)  $    (0.07)
                                ============  ==============  ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING. .   44,497,445      27,714,945    2,776,612
                                ============  ==============  ===========

                       See Notes to Financial Statements.

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STAGE)
STATEMENTS  OF  STOCKHOLDERS'  EQUITY
THE  PERIOD  MARCH  1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE)
 TO DECEMBER 31, 2001

                                                        Existing  deficit
                                Common Stock          Additional     at inception
                                  Number of          Paid-in     of development
                                                          Shares         Amount        Capital      stage
-------------------------------------------------------------------------------------------------------------
BEGINNING BALANCE
at inception of development, March 1, 1994 . . . . . .          201  $            -  $  746,875   $(746,875)
Shares issued. . . . . . . . . . . . . . . . . . . . .          720               1       1,799
Net loss for year ending 12/31/94

BALANCES
December 31, 1994. . . . . . . . . . . . . . . . . . .          921               1     748,674    (746,875)
Shares issued
Net loss for year ending 12/31/95

BALANCES
December 31, 1995. . . . . . . . . . . . . . . . . . .          921               1     748,674    (746,875)
Shares issued. . . . . . . . . . . . . . . . . . . . .           90               -      28,500
Net loss for year ending 12/31/96

BALANCES
December 31, 1996. . . . . . . . . . . . . . . . . . .        1,011               1     777,174    (746,875)
Shares issued. . . . . . . . . . . . . . . . . . . . .       14,492              15     258,536
Net loss for year ending 12/31/97

BALANCES
December 31, 1997. . . . . . . . . . . . . . . . . . .       15,503              16   1,035,710    (746,875)
Shares issued. . . . . . . . . . . . . . . . . . . . .       15,275              15   1,237,445
Net loss for year ending 12/31/98

BALANCES
December 31, 1998. . . . . . . . . . . . . . . . . . .       30,778              31   2,273,155    (746,875)
Shares issued
Shares issued for cash . . . . . . . . . . . . . . . .    6,590,000           6,590     207,010
Net loss for year ending 12/31/99

BALANCES
December 31, 1999. . . . . . . . . . . . . . . . . . .    6,620,778           6,621   2,480,165    (746,875)
Shares issued
Shares issued in exchange
 for extended business model . . . . . . . . . . . . .   20,000,000          20,000     (20,000)
Shares issued in exchange for services . . . . . . . .      210,000             210      71,790
Shares issued for note . . . . . . . . . . . . . . . .      150,000             150      29,850
Shares issued for cash . . . . . . . . . . . . . . . .    4,050,000           4,050     805,950
Shares issued under stock performance plan . . . . . .    3,300,000           3,300     656,700
Net loss for year ending 12/31/00

BALANCES
December 31, 2000 (as restated). . . . . . . . . . . .   34,330,778          34,331   4,024,455    (746,875)

Shares issued
Shares issued for services . . . . . . . . . . . . . .    5,100,000           5,100     209,900
Shares issued for debt . . . . . . . . . . . . . . . .    5,900,000           5,900     171,100
Shares issued under section 144 - control position . .   15,000,000          15,000     510,000
Shares issued under stock performance plan . . . . . .    5,950,000           5,950     202,300
Net loss for year ending 12/31/01

BALANCES
December 31, 2001. . . . . . . . . . . . . . . . . . .   66,280,778          66,281   5,117,755    (746,875)

The Company also had other non-cash
investing and financing activities:
                                                                 Years Ended December 31
                                                                           2000
                                                               2001   (as restated)        1999
                                                        -----------  --------------  -----------

Shares issued for services . . . . . . . . . . . . . .  $   215,000  $            -  $        -
Conversion of debt to common stock . . . . . . . . . .      177,000               0           0
Shares issued in exchange for extended business model.            0               0           0
Shares issued under section 144 - control position . .      525,000               0           0
Shares issued for stock performance plan . . . . . . .      208,250         660,000           0
Shares issued in exchange for services . . . . . . . .            0          72,000           0
                                                        -----------  --------------  -----------
                                                        $ 1,125,250  $      732,000  $        -
                                                        ========================================

                        See Notes to Financial Statements

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STAGE)
STATEMENTS  OF  STOCKHOLDERS'  EQUITY
THE  PERIOD  MARCH  1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE)
 TO DECEMBER 31, 2001                                                (continued)

                                                                                            Total
                                                           Deficit                       Stockholder's
                                                        Accumulated                         Equity
                                                        During the                          Deficit
                                                        Development         Note
                                                           Stage         Receivable
-------------------------------------------------------------------------------------------------------------
BEGINNING BALANCE
at inception of development, March 1, 1994 . . . . . .  $         -     $         -      $       -
Shares issued. . . . . . . . . . . . . . . . . . . . .                                       1,800
Net loss for year ending 12/31/94. . . . . . . . . . .       (1,800)                        (1,800)

BALANCES
December 31, 1994. . . . . . . . . . . . . . . . . . .       (1,800)              -              -
Shares issued
Net loss for year ending 12/31/95. . . . . . . . . . .            -

BALANCES
December 31, 1995. . . . . . . . . . . . . . . . . . .       (1,800)            -                -
Shares issued. . . . . . . . . . . . . . . . . . . . .                                      28,500
Net loss for year ending 12/31/96. . . . . . . . . . .      (50,165)                       (50,165)

BALANCES
December 31, 1996. . . . . . . . . . . . . . . . . . .      (51,965)            -          (21,665)
Shares issued. . . . . . . . . . . . . . . . . . . . .                                     258,551
Net loss for year ending 12/31/97. . . . . . . . . . .     (174,022)                      (174,022)

BALANCES
December 31, 1997. . . . . . . . . . . . . . . . . . .     (225,987)            -           62,864
Shares issued. . . . . . . . . . . . . . . . . . . . .                                   1,237,460
Net loss for year ending 12/31/98. . . . . . . . . . .   (1,315,249)                    (1,315,249)

BALANCES
December 31, 1998. . . . . . . . . . . . . . . . . . .   (1,541,236)            -          (14,925)
Shares issued
Shares issued for cash . . . . . . . . . . . . . . . .                                     213,600
Net loss for year ending 12/31/99. . . . . . . . . . .     (205,851)                      (205,851)

BALANCES
December 31, 1999. . . . . . . . . . . . . . . . . . .   (1,747,087)            -           (7,176)
Shares issued
Shares issued in exchange for extended business model.                                           -
Shares issued in exchange for services . . . . . . . .                                      72,000
Shares issued for note . . . . . . . . . . . . . . . .                    (30,095)             (95)
Shares issued for cash . . . . . . . . . . . . . . . .                                     810,000
Shares issued under stock performance plan . . . . . .                                     660,000
Net loss for year ending 12/31/00. . . . . . . . . . .   (1,671,139)                    (1,671,139)

BALANCES
December 31, 2000 (as restated). . . . . . . . . . . .   (3,418,226)      (30,095)        (136,410)

Shares issued
Shares issued for services . . . . . . . . . . . . . .                                     215,000
Shares issued for debt                                                                     177,000
Shares issued under section 144 - control position . .                                     525,000
Shares issued under stock performance plan . . . . . .                                     208,250
Net loss for year ending 12/31/01. . . . . . . . . . .   (1,571,200)                    (1,571,200)

BALANCES
December 31, 2001. . . . . . . . . . . . . . . . . . .   (4,989,426)      (30,095)        (582,360)

                       See Notes to Financial Statements.

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STAGE)
STATEMENTS  OF  CASH  FLOWS
YEAR  ENDED  DECEMBER  31,  2001,  2000  AND  1999
THE  PERIOD  MARCH  1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE)
 TO DECEMBER 31, 2001

                                                                                                  March 1, 1994
                                                                                                 (inception of
                                                                Year Ended December 31         development stage) to
                                                                          2000                  December 31, 2001
                                                           2001      (as restated)      1999      (as restated)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . . . . . . . . .  $(1,571,200)  $  (1,671,139)  $ (205,851)  $  (4,989,426)
Adjustments to reconcile net loss
 to net cash used by operating activities:
Depreciation. . . . . . . . . . . . . . . . . . . . .       57,427          28,466                      105,104
Shares issued in exchange for services
charged to Professional fees. . . . . . . . . . . . .            -          72,000            -          72,000
Shares issued for stock performance plan. . . . . . .      208,250         660,000                      868,250
Shares issued under section 144-control position. . .      525,000                                      525,000
Shares issued for services. . . . . . . . . . . . . .      215,000                                      215,000
Abandonment of furniture & equipment. . . . . . . . .            -               -                       30,809
Bad debt expense. . . . . . . . . . . . . . . . . . .                                                     5,400
Write-off of goodwill . . . . . . . . . . . . . . . .            -               -                      464,831
CHANGES IN CURRENT ASSETS AND CURRENT
ASSETS AND CURRENT LIABILITIES:
(Increase) decrease in current assets:
Prepaids expenses . . . . . . . . . . . . . . . . . .       (3,793)              -                       (3,793)
Accounts receivable . . . . . . . . . . . . . . . . .        5,700          (6,643)                      (6,343)
Increase (decrease) in current liabilities:
Accrued expenses. . . . . . . . . . . . . . . . . . .      133,472         138,262           75         286,734
Accrued wages payable . . . . . . . . . . . . . . . .       83,850           2,000                       85,850
Advances from related parties . . . . . . . . . . . .      159,660         296,489                      456,149
                                                       ------------  --------------  -----------   -------------

NET CASH  USED FOR OPERATING ACTIVITIES . . . . . . .     (186,634)       (480,565)    (205,776)     (1,884,435)
                                                       ------------  --------------  -----------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment. . . . . . . .       (4,953)       (284,658)           -        (339,631)
Acquisition of software . . . . . . . . . . . . . . .      (25,000)                                     (25,000)
<Increase> decrease in security deposit . . . . . . .            -         (10,384)                     (10,384)
<Purchase> of  goodwill . . . . . . . . . . . . . . .            -               -                     (464,831)
                                                       ------------  --------------  -----------   -------------

NET CASH (USED) FOR INVESTING ACTIVITIES. . . . . . .      (29,953)       (295,042)           -        (839,846)
                                                       ------------  --------------  -----------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance <repayment> of notes payable . . . . . . . .      177,000                            -       1,703,311
Shares issued for note. . . . . . . . . . . . . . . .                          (95)                         (95)
Sale of common stock. . . . . . . . . . . . . . . . .                      810,000      213,600       1,023,600
                                                       ------------  --------------  -----------  --------------
NET CASH PROVIDED  BY FINANCING
 ACTIVITIES . . . . . . . . . . . . . . . . . . . . .      177,000         809,905      213,600       2,726,816
                                                       ------------  --------------  -----------  --------------

NET INCREASE <DECREASE> IN CASH . . . . . . . . . . .      (39,587)         34,298        7,824           2,535

CASH, beginning of period . . . . . . . . . . . . . .       42,122           7,824            -               -
                                                       ------------  --------------  -----------  --------------

CASH, end of period . . . . . . . . . . . . . . . . .  $     2,535   $      42,122   $    7,824   $       2,535
                                                       ============  ==============  ===========  ==============

SUPPLEMENTAL DISCLOSURE:
Noncash investing and financing activities

Shares issued for debt. . . . . . . . . . . . . . . .  $   177,000   $           -   $        -
Shares issued for services. . . . . . . . . . . . . .      215,000               0            0
Shares issued for stock performance plan. . . . . . .      208,250         660,000            0
Shares issued under section 144 - control position. .      525,000               0            0
Shares issued in exchange for extended business model            0               0            0
Shares issued in exchange for services. . . . . . . .            0          72,000            0
                                                       ------------  --------------  -----------
                                                       $ 1,125,250   $     732,000   $        -
                                                       ============  ==============  ===========

No significant amounts of interest or taxes were paid during the periods shown above.

                       See Notes to Financial Statements.

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STATE)
NOTES  TO  THE  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2001,  2000  AND  1999


NOTE  A  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Organization


In  April  2000,  the  Company  changed  its  name  to  XRAYMEDIA.COM.

The Company was incorporated in the United States and operates in Vancouver, B.C. and New York. The Company's principal business, at present, is a general media Internet supersite portal currently under development. The website XRAYMEDIA.COM, when completed, will be comprised of a main general media supersite portal that will branch out into three media specific business portals: Buy & Sell Services; Public Relations Services; and Advertising Agency Services. The Company intends to sell conventional media advertising space, online advertising, and advertising and public relations services via its internet site. Because the Company is in the development stage, the accompanying financial statements should not be regarded as typical for normal operating periods.

In January 2000 the Company completed a private placement offering in the amount of $810,000. Management used the offering proceeds for working capital purposes.

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

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STATE)
NOTES  TO  THE  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2001,  2000  AND  1999


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary  of  Significant  Accounting  Principles  (Continued)

b.  Basic  earnings  per  share

Basic earnings <loss> per share have been calculated in conformity with Financial Accounting Standards Board Statement No. 128 "Earnings per Share". The Company has a simple capital structure with no significant potential common shares. Basic earnings <loss> per share is calculated weighted on the average number of common shares outstanding each year (2001-44,497,445 ;2000-27,714,945; 1999-2,776,612).

c.  Office  furniture  and  equipment

Office furniture and equipment purchases are capitalized and the cost depreciated over the estimated useful lives of the related assets, generally five to seven years under the straight-line method. Office furniture and equipment abandoned is written off at the time of the abandonment.

d.  Issuance  of  Common  Stock

The issuance of common stock for other than cash is recorded by the Company at managements estimate of the fair value of the assets acquired or service rendered.

e.  Income  taxes

In  2001,  2000, and 1999 only the minimum state taxes were paid.   No taxes are
payable  for  the  year  ended  December  31,  2001.

f.  Functional  Currency

The financial statements are stated in U. S. dollars, which is the functional currency of the Company.

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STATE)
NOTES  TO  THE  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2001,  2000  AND  1999


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary  of  Significant  Accounting  Principles  (Continued)

g.  Impact  of  Accounting  Standards

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting and purchased goodwill is no longer amortized over its useful life. Instead, goodwill will be subject to a periodic impairment test based upon its value. The Company does not expect any effect on its financial position or results of operations from the adoption of this statement. In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset. The Company does not expect any effect on its financial position or results of operations from the adoption of this statement. In October 2001, the FASB issued SFAS No. 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The Company does not expect any effect on its financial position or results of operations from the adoption of this statement.

h.  Deferred  tax  assets

Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109 and consist primarily of net operating loss carryforward amounting to approximately $5,000,000. Because of the uncertainty of utilizing the net operating loss carryforward, a valuation allowance of the maximum has been provided against the deferred tax asset (See Note F).

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STATE)
NOTES  TO  THE  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2001,  2000  AND  1999

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Summary  of  Significant  Accounting  Principles  (Continued)


i.  Reclassification


Certain 2000 and 1999 amounts have been reclassified to conform with 2001 classifications.

NOTE  B  -  FURNITURE  AND  EQUIPMENT


Property  and  equipment  at  December  31,  2001  and  2000  consisted  of:

                                           2001               2000
Furniture and equipment                  $289,611          $284,658
Software License                           25,000
Less: Accumulated depreciation            (85,893)          (28,466)

Furniture and equipment, net             $228,718          $256,192
                                         ===========================

Depreciation expense for the year ended December 31, 2001 and 2000 was $57,427 and $28,466, respectively.

NOTE  C  -  RELATED  PARTY  TRANSACTIONS

A shareholder and close friend of the President has advanced money without interest to the Company during the years ended 2001 and 2000 to be used in daily operations. Additionally, 5,900,000 shares were issued to the related party in consideration of forgiveness of advances. The shares issued were valued at $0.03 per share for a total amount of $177,000.

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STATE)
NOTES  TO  THE  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2001,  2000  AND  1999

NOTE  D  -  STOCK  PERFORMANCE  PLAN

The Board of Directors offers common stock, on a discretionary basis, to certain individuals who have been instrumental in the Company's continuance. During the year ended December 31, 2001 and 2000 5,950,000 and 3,300,000 shares were issued of common stock under the stock performance plan, respectively.

NOTE  E  -  COMMON  STOCK

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

During the year ended December 31, 2001 stock was issued to parties to whom the Company owed money for debt and services. The stock was issued for values ranging from $0.03 to $0.07 per share for a total relief of debt of $177,000 and $215,000 for services.

During the year ended December 31, 2001 stock was issued to its President and Director, Raymond Dabney in recognition of services performed. The total number of shares issued was 15,000,000, valued at $0.035 per share.

NOTE  F  -  NET  OPERATING  LOSS  CARRY  FORWARD

The Company's net operating loss for the year ended December 31, 2001 of $1,571,200 may be utilized through the year ended December 31, 2021. The Company's net operating loss for the year ended December 31, 2000 of $1,671,139 may be utilized through the year ended December 31, 2020. The Company's net operating loss for the year ended December 31, 1999 of $205,851 may be utilized through the year ended December 31, 2019. The net operating loss created during the years ended December 31, 1994 through 1998 of $1,541,236 may be utilized through the years ended 2014 and 2018, respectively. SFAS No. 109 requires a valuation

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STATE)
NOTES  TO  THE  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2001,  2000  AND  1999


NOTE  F  -  NET  OPERATING  LOSS  CARRY  FORWARD  (Continued)

allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2001 a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years. The valuation allowance increased by $628,480 for the year ended December 31, 2001.

NOTE  G  -OTHER  INCOME

The other income for the year ended December 31, 1999 arose from the forgiveness of certain indebtedness to an unrelated stockholder.

NOTE  H  -  GOING  CONCERN

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

NOTE  I  -  CORRECTION  OF  ERROR

During the fiscal year ended December 31, 2000, the Company fully expensed certain computer expenditures as website/internet developmental costs. During the year 2001 it was discovered that the equipment was being used in daily operations and a retroactive adjustment was made to accumulated depreciation, accumulated deficit and fixed assets. The adjustments increased fixed assets by $217,000, accumulated depreciation increased by $21,700 and the accumulated deficit was adjusted by the net effect of those two changes.

NOTE J - SUBSEQUENT EVENTS

Subsequent to year end the Company issued 1,000,000 shares for debt, 3,000,000 for services, 7,500,000 for services provided by the President, and 2,750,000 for the stock performance plan. The fair market value of the issuances is $70,000 for debt, $180,000 for services, $525,000 for services provided by the President, and $144,500 for the stock performance plan.

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STATE)
NOTES  TO  THE  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2001,  2000  AND  1999

NOTE  I  -  CORRECTION  OF  ERROR  (Continued)

The Company issued stock under the stock performance plan, valued at $0.001 per share, during the fiscal year ended December 31, 2000. The stock issuance has been restated to $0.20 per share. The change in valuation increases compensation expense by $656,700 for the year then ended and has been restated in the Statement of Operations and Accumulated Deficit.

            ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS


The Company has had no changes in or disagreements with its accountants in its three most recent fiscal years or any later interim period.


                                    PART III

     ITEM  9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

XRAYMEDIA's directors hold office until the annual meeting of shareholders next held after their election. The Officers and Directors of XRAYMEDIA as of March 31, 2002 are as follows:

--------------------------------------------------------------------------------
Name                               Age                             Position
--------------------------------------------------------------------------------
Raymond  Dabney                     37              President,  Chief  Executive
Officer  and  Director
--------------------------------------------------------------------------------
Meir  Kahtan                        44              Director
--------------------------------------------------------------------------------
Gord  Woodward                      42              Director
--------------------------------------------------------------------------------


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

                       ITEM 10.    EXECUTIVE COMPENSATION

The following table provides summary information for the years 1999, 2000, and 2001 concerning cash and non-cash compensation paid or accrued by XRAYMEDIA to or on behalf of the president and any other employee(s) to receive compensation in excess of $100,000.

                           SUMMARY COMPENSATION TABLE


--------------------------------------------------------------------------------
Annual  Compensation                  Long  Term  Compensation
--------------------------------------------------------------------------------
Name  and                                                             Restricted
Principal          Year      Salary       Bonus        Other Annual     Stock
Position                       ($)         ($)         Compensation     Award(s)
--------------------------------------------------------------------------------
Raymond  Dabney      1999    10,000         0               0               0
President,  CEO      2000    72,000         0               0      20,000,000(1)
and  Director        2001    69,786         0        $525,000      15,000,000(2)
--------------------------------------------------------------------------------
Meir  Kahtan         1999         0         0               0               0
Director             2000    50,622         0               0               0
                     2001    68,348         0               0               0
--------------------------------------------------------------------------------

(1) Mr. Dabney received the 20,000,000 shares in consideration for creating and implementing XRAYMEDIA's Extended Business Model.

(2) Mr. Dabney received the 15,000,000 shares in recognition of services performed the shares were valued at $0.035 per share.

                            Compensation of Directors

There is no plan in place at this time for XRAYMEDIA's directors to be compensated, for services rendered in this capacity.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of XRAYMEDIA as of March 31, 2002, by each shareholder who is known by XRAYMEDIA to beneficially own more than 5% of the outstanding common Stock, by each director, and by all executive officers and directors as a group.

Title of Class                Name and Address of         Amount and Nature of         Percent of Class
Beneficial  Owner             Beneficial  Ownership
---------------------------------------------------------------------------------------------------------
Common                        Raymond  Dabney                   47,215,000                    58.6%
Stock                         555  Burrard  Street,
                              Suite  900
                              Vancouver,  B.C.,  Canada
                              V7X  1M9
---------------------------------------------------------------------------------------------------------
N/A                           Gord  Woodward                       None                          0%
                              555  Burrard  Street,
                              Suite  900
                              Vancouver,  B.C.,  Canada
                              V7X  1M9
---------------------------------------------------------------------------------------------------------
Common                        Meir  Kahtan                      2,520,000                      3.1%
Stock                         555  Burrard  Street,
                              Suite  900
                              Vancouver,  B.C.,  Canada
                              V7X  1M9
---------------------------------------------------------------------------------------------------------
Common                        All  Executive  Officers  and    49,735,000                     61.7%
Stock                         Directors  as  a  Group
                              (3  persons)
---------------------------------------------------------------------------------------------------------


     ITEM  12.           CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

On July, 29, 1999, XRAYMEDIA entered into an Agreement with Laurier Limited Whereby XRAYMEDIA gained exclusive rights to its Auction and Ad serving Software From Laurier Limited, in exchange for 10,000,000 restricted shares of XRAYMEDIA's Common stock valued at $9,000.00

On November 12, 1999, XRAYMEDIA entered into an agreement with Meir Kahtan, (a director of XRAYMEDIA) Public Relations, a division of Miller Advertising Agency, Inc. The agreement will provide XRAYMEDIA with promotional and business Consulting and a public relations campaign. The agreement calls for the payment Of $5,000 a month to Mr. Kahtan as compensation for his services in this capacity The term of this agreement commenced March 8, 2000, and may be canceled at any time by either party upon 60 days prior notice.

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

During the year 2001, Mr. Raymond Dabney was issued 15,000,000 restricted shares of XRAYMEDIA's common stock in exchange for services rendered. The stock is added to Mr. Dabney's control position of SEC rule 144 restricted common stock.

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


                      [THIS SPACE LEFT BLANK INTENTIONALLY]

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 8th day of April, 2002.

XRAYMEDIA.com,  Inc.

                         /s/  Raymond  Dabney
                       Name:  Raymond  Dabney
               Title:  President,  CEO  and  Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                              Title                         Date

/s/  Raymond  Dabney         President  and  Director          April  8,  2002.
     Raymond  Dabney

                   ITEM 2.           DESCRIPTION OF EXHIBITS.

                                INDEX TO EXHIBITS


Exhibit
No.       Page  No.                      Description
--------------------------------------------------------------------------------
2(a)        *        Articles of Merger and Plan and of Merger, Port Industries,
Inc.  March  1,  1994.  (Incorporated  by  reference  filed  with the  Company's  Form  10-SB/A-2  on  March  29,  2000).
--------------------------------------------------------------------------------
2(b)        *        Stock Purchase Agreement dated September 20, 1996. (Digital
Reporting,  Inc.  acquires  all  of  the  issued  and  outstanding shares  of  R&D  Industries,  Inc.).  (Incorporated  by  reference filed  with  the  Company's  Form  10-SB/A-2on  March  29,  2000).
--------------------------------------------------------------------------------
2(c)        *        Digital Reporting, Inc. Board Resolution dated September 3,
1997,  authorizing  the  acquisition  of  all  the  outstanding stock  of  Cyberguides,  Inc.  (Incorporated  by  reference  filed with  the  Company's  Form  10-SB/A-2  on  March  29,  2000).
--------------------------------------------------------------------------------
3(i)(a)     *        Articles  of  Incorporation  of  Port  Industries,  Inc.
(Incorporated  by  referencefiled  with  the  Company's  Form
10-SB/A-2  on  March  29,  2000).
--------------------------------------------------------------------------------
3(i)(b)     *        Articles  of Amendment Of Articles Of Incorporation Of Port
Industries,  Inc.  dated  October  28,  1969  authorizing  total number  of  shares  to  be  30,000  at  $10.00  each.  (Incorporated by  reference  filed  with  the  Company's  Form  10-SB/A-2  on
March  29,  2000).
--------------------------------------------------------------------------------
3(i)(c)     *        Articles  of Amendment Of Articles Of Incorporation Of Port
Industries,  Inc.  dated  March  6,  1972  authorizing  the  number of  shares  to  be  1,000,000  at  $.10  each.  (Incorporated  by reference  filed  with  the  Company's  Form  10-SB/A-2  on  March
29,  2000).
--------------------------------------------------------------------------------
3(i)(d)      *       Minnesota  Secretary  Of  State  Amendment  Of  Articles Of
Incorporation  (Digital  Reporting  Inc.  changes  its  name  to
Cyberguides  International,  Inc.,  September  30,  1997).
(Incorporated  by  reference  filed  with  the  Company's  Form
10-SB/A-2  on  March  29,  2000).
--------------------------------------------------------------------------------
3(i)(e)      *       Minnesota  Secretary  Of  State  Amendment  Of  Articles Of
Incorporation  (Cyberguides  International,  Inc.,  changes  its name to AJA Merchant Banking Corporation February 10, 1998) (Incorporated by reference filed with the Company's Form
10-SB/A-2  on  March  29,  2000).
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
3(i)(f)      *  Minnesota  Secretary  Of  State Amendment Of Articles Of
Incorporation  (AJA  Merchant  Banking  Corporation  changes  its name  to  Image  Photo  Systems,  Inc.  December  3,  1998).
(Incorporated  by  reference  filed  with  the  Company's  Form
10-SB/A-2  on  March  29,  2000).
--------------------------------------------------------------------------------
3(i)(g)      *       Minnesota  Secretary  Of  State  Amendment  Of  Articles Of
Incorporation  (Image  Photo  systems,  Inc.  changes  its  name to  XRAYMEDIA.com,  Inc.,  September  16,  1999).  (Incorporated
by  reference  filed  with  the  Company's  Form  10-SB/A-2  on
March  29,  2000).
--------------------------------------------------------------------------------
3(i)(h)      *       Articles  Of  Incorporation  Of  Image  Photo Systems, Inc.
(Incorporated  by  reference  filed  with  the  Company's  Form
10-SB/A-2  on  March  29,  2000).
--------------------------------------------------------------------------------
3(ii)(a)     *       By-Laws of Port Industries, Inc. (Incorporated by reference filed  with  the  Company's  Form  10-SB/A-2  on  March  29,  2000).
--------------------------------------------------------------------------------
3(ii)(b)     *       By-laws  of  Image  Photo  Systems,  Inc.  (Incorporated by reference  filed  with  the  Company's  Form  10-SB/A-2  on  March
29,  2000).
--------------------------------------------------------------------------------
23          22       Consent  of  Independent Public Accountant, dated March 15,
2000.
--------------------------------------------------------------------------------
                               Material Contracts

Exhibit
No.       Page  No.                           Description
--------------------------------------------------------------------------------
6(a)          *      Agreement,  dated  July  29,  1999, between  XRAYMEDIA.com,
Inc. and Laurier Limited. (Incorporated by reference filed with the Company's Form 10- SB/A-2 on March 29, 2000).
--------------------------------------------------------------------------------
10(i)         *      Benefit  Plan  dated  October  15,  1999.  (Incorporated by reference  filed  with  the  Company's  Form  10-SB/A-2  on  March
29,  2000).
--------------------------------------------------------------------------------
10(ii)         *     Management  Agreement  between  Meir  Kahtan  and
XRAYMEDIA.com, Inc. dated March 15, 2000. (filed with Amendment No. 1 to 10-KSB on May 8, 2000).
--------------------------------------------------------------------------------

                         CONSENT OF INDEPENDENT AUDITOR

Exhibit  23


Bendinger  &  Company
1850  Mount  Diablo  Blvd.,  Suite  610
Walnut  Creek,  California  94596


CONSENT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

Bedinger & Company

1850 Mt. Diablo, Blvd., Suite 610
Walnut Creek, California


April 15, 2002


CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We hereby consent to use in this Form 10 - SB/A-2 of our report dated March 30, 2002, relating to the financial statements of Xraymedia.com for the years ended December 31, 2001 and 2000.

Bedinger & Company
Certified Public Accountants