Form 10QSB
period 2002-03-31
XRAYMEDIA COM INC
filed 2002-05-24
CIK 1097068

XRAYMEDIA.COM INC



                             FILING  TYPE:     10QSB
                             DESCRIPTION:     QUARTERLY  REPORT
                             FILING  DATE:     MAY  23,  2002

                             PERIOD  END:     MAR  31,  2002
PRIMARY  EXCHANGE:     OVER  THE  COUNTER  INCLUDES  OTC  AND  OTCBB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002


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

                               Yes XX           No


         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of March 31, 2002 was 80,530,778.

The number of outstanding shares at the date of completion of this report, (May 15,2002), was 83,530,778

                                TABLE OF CONTENTS

                                     PART I

ITEM  1.  FINANCIAL  STATEMENTS

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                                     PART II

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K


SIGNATURES

INDEX  TO  EXHIBITS

                                     PART 1

                          ITEM 1. FINANCIAL STATEMENTS


As used herein, the term "Company" refers to XRAYMEDIA.COM, Inc., a Minnesota corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2002 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-9 and are incorporated herein by this reference.


                      [THIS SPACE LEFT BLANK INTENTIONALLY]

XRAYMEDIA.COM,  INC.
(A  COMPANY IN THE DEVELOPMENT STAGE)
BALANCE SHEETS
MARCH 31, 2002 AND 2001

                ASSETS                                                MARCH 31
                                                                 2002          2001
                                                                          (as restated)
----------------------------------------------------------------------------------------
CURRENT ASSETS

Cash . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     2,226   $    15,592
Accounts receivable. . . . . . . . . . . . . . . . . . . .          943         2,143
Prepaid expenses . . . . . . . . . . . . . . . . . . . . .            0             0
                                                            ------------  ------------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . .        3,169        17,735
                                                            ------------  ------------
FIXED ASSETS
----------------------------------------------------------
Furniture and equipment (Note B)
Cost . . . . . . . . . . . . . . . . . . . . . . . . . . .      293,011       288,406
Accumulated depreciation . . . . . . . . . . . . . . . . .     (100,543)      (42,696)
                                                            ------------  ------------
Net. . . . . . . . . . . . . . . . . . . . . . . . . . . .      192,468       245,710
Software License (Note B). . . . . . . . . . . . . . . . .       25,000             0
                                                            ------------  ------------
                                                                217,468       245,710
                                                            ------------  ------------
OTHER ASSETS
----------------------------------------------------------
Security deposit . . . . . . . . . . . . . . . . . . . . .       10,478        10,183
                                                            ------------  ------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . .  $   231,115   $   273,628
                                                            ============  ============
CURRENT LIABILITIES
----------------------------------------------------------
Accrued expenses (Note C)  . . . . . . . . . . . . . . . .  $   294,235   $   171,834
Accrued wages payable. . . . . . . . . . . . . . . . . . .      106,850        18,000
Advance from related party (Note D). . . . . . . . . . . .      500,211       465,997
Advances - other                                                 16,069             0
                                                            ------------  ------------
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . .      917,365       655,831
                                                            ------------  ------------
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . .      917,365       655,831
                                                            ------------  ------------
STOCKHOLDERS' EQUITY <DEFICIT>(Note F)
----------------------------------------------------------
Common Stock, par value $.001; 100,000,000
shares authorized; issued and outstanding 80,530,778 and
  36,580,778 at March 31, 2002 and 2001, respectively..          80,531        36,581
Additional paid in capital . . . . . . . . . . . . . . . .    5,531,005     4,100,955
Deficit at inception date. . . . . . . . . . . . . . . . .     (746,875)     (746,875)
Accumulated deficit during the development stage . . . . .   (5,520,816)   (3,742,769)
Common stock note receivable . . . . . . . . . . . . . . .      (30,095)      (30,095)
                                                            ------------  ------------
TOTAL STOCKHOLDERS' EQUITY <DEFICIT> . . . . . . . . . . .     (686,250)     (382,203)
                                                            ------------  ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY <DEFICIT> . . . . . . . . . . . . .  $   231,115   $   273,628
                                                            ============  ============

                       See Notes to Financial Statements.

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STAGE)
STATEMENTS  OF  OPERATIONS  AND  ACCUMULATED  DEFICIT
YEAR  ENDED  MARCH  31,  2002,  2001
THE  PERIOD  MARCH  1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE)
 TO DECEMBER 31, 2002
--------------------------------------------------------------------------------

                                                                           March 1, 1994
                                                                           (inception of
                                      Three Months Ended March 31,      development stage) to
                                                  2001                      March 31,2002
                                    2002      (as restated)                 (as restated)
------------------------------------------------------------------------------------------
REVENUE. . . . . . . . . . . .  $         0   $           0                $      44,985


COSTS AND EXPENSES
------------------------------
Personnel Costs. . . . . . . .       21,000          24,979                      541,871
Compensation expense . . . . -      307,500          76,500                    1,676,500
Occupancy costs. . . . . . . .       16,314          26,289                      231,376
Professional fees. . . . . . .       31,054          51,982                      880,479
Computer costs   . . . . . . .            0               0                       94,840
Marketing .  . . . . . . . . .        2,126           3,459                       81,636
Travel . . . . . . . . . . . .        7,214          11,188                      184,728
Consulting . . . . . . . . . .       18,750          21,469                      286,814
Interest and bank charges. .            932           3,064                       22,405
Office supplies & administration     13,449          12,538                      177,205
Communication. . . . . . . . .        6,069           5,871                      110,297
Insurance. . . . . . . . . . .            0          10,404                       77,089
Miscellaneous. . . . . . . . .          205           2,644                       22,291
Transfer fees. . . . . . . .          2,300             793                       16,045
Depreciation and amortization.       14,650          14,230                      119,754
Bad  debt expense. . . . . . .            -               -                        5,400
Website/Internet/Computer exp.       84,433          45,471                      298,605
Investor relations . . . . . .        5,394          13,662                       96,185
                                ------------  --------------               --------------
TOTAL EXPENSES . . . . . . . .      531,390         324,543                    4,923,520
                                ------------  --------------               --------------
OTHER INCOME (LOSS)
Dissolution of Corp Reports. .            -               -                     (503,507)
Other (Note H) . . . . . . . .            -               -                     (138,774)
                                ------------  --------------               --------------

NET (LOSS)                         (531,390)  $  (  324,543)               $  (5,520,816)
Accumulated Deficit: Beginning   (4,989,426)     (3,418,226)
                                ------------  --------------               --------------

Ending . . . . . . . . . . . .  $(5,520,816)  $  (3,742,769)               $  (5,520,816)
                                ============  ==============               ==============

BASIC AND DILUTED
LOSS PER SHARE (NOTE A). . . .  $     (0.01)  $       (0.01)
                                ============  ==============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING. .   79,764,111      35,080,778
                                ============  ==============

                       See Notes to Financial Statements.

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STAGE)
STATEMENTS  OF  STOCKHOLDERS'  EQUITY
THE  PERIOD  MARCH  1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE)
 TO MARCH 31, 2002

                                                                                                   Existing  deficit
                                                            Common Stock              Additional   at inception
                                                        Number of                     Paid-in      of development
                                                          Shares         Amount       Capital      stage
--------------------------------------------------------------------------------------------------------------------
BEGINNING BALANCE
at inception of development, March 1, 1994 . . . . . .          201  $            -  $  746,875   $(746,875)
Shares issued. . . . . . . . . . . . . . . . . . . . .          720               1       1,799
Net loss for year ending 12/31/94

BALANCES
December 31, 1994. . . . . . . . . . . . . . . . . . .          921               1     748,674    (746,875)
Shares issued
Net loss for year ending 12/31/95

BALANCES
December 31, 1995. . . . . . . . . . . . . . . . . . .          921               1     748,674    (746,875)
Shares issued. . . . . . . . . . . . . . . . . . . . .           90               -      28,500
Net loss for year ending 12/31/96

BALANCES
December 31, 1996. . . . . . . . . . . . . . . . . . .        1,011               1     777,174    (746,875)
Shares issued. . . . . . . . . . . . . . . . . . . . .       14,492              15     258,536
Net loss for year ending 12/31/97

BALANCES
December 31, 1997. . . . . . . . . . . . . . . . . . .       15,503              16   1,035,710    (746,875)
Shares issued. . . . . . . . . . . . . . . . . . . . .       15,275              15   1,237,445
Net loss for year ending 12/31/98

BALANCES
December 31, 1998. . . . . . . . . . . . . . . . . . .       30,778              31   2,273,155    (746,875)
Shares issued
Shares issued for cash . . . . . . . . . . . . . . . .    6,590,000           6,590     207,010
Net loss for year ending 12/31/99

BALANCES
December 31, 1999. . . . . . . . . . . . . . . . . . .    6,620,778           6,621   2,480,165    (746,875)
Shares issued
Shares issued in exchange
 for extended business model . . . . . . . . . . . . .   20,000,000          20,000     (20,000)
Shares issued in exchange for services . . . . . . . .      210,000             210      71,790
Shares issued for note . . . . . . . . . . . . . . . .      150,000             150      29,850
Shares issued for cash . . . . . . . . . . . . . . . .    4,050,000           4,050     805,950
Shares issued under stock performance plan . . . . . .    3,300,000           3,300     656,700
Net loss for year ending 12/31/00

BALANCES
December 31, 2000 (as restated). . . . . . . . . . . .   34,330,778          34,331   4,024,455    (746,875)

Shares issued
Shares issued for services . . . . . . . . . . . . . .    5,100,000           5,100     209,900
Shares issued for debt . . . . . . . . . . . . . . . .    5,900,000           5,900     171,100
Shares issued under section 144 - control position . .   15,000,000          15,000     510,000
Shares issued under stock performance plan . . . . . .    5,950,000           5,950     202,300
Net loss for year ending 12/31/01

BALANCES
December 31, 2001. . . . . . . . . . . . . . . . . . .   66,280,778          66,281   5,117,755    (746,875)

Shares issued
Shares issued for services . . . . . . . . . . . . . .    3,000,000           3,000      87,000
Shares issued for debt . . . . . . . . . . . . . . . .    1,000,000           1,000      29,000
Shares issued under section 144  control position . .    7,500,000           7,500     217,500
Shares issued under stock performance plan . . . . . .    2,750,000           2,750      79,750
Net loss for three months ending March 31, 2002

BALANCES_____________________________________________________________________________________________________
March 31, 2002 . . . . . . . . . . . . . . . . . . . .   80,530,778         $80,531  $5,531,005   $(746,875)





The Company also had other non-cash
investing and financing activities:
                                                         Three months ended March 31
                                                                           2001
                                                               2002   (as restated)
                                                        -----------  --------------

Shares issued for services . . . . . . . . . . . . . .  $    90,000  $            -
Conversion of debt to common stock . . . . . . . . . .       30,000               0
Shares issued in exchange for extended business model.            0               0
Shares issued under section 144 - control position . .      225,000               0
Shares issued for stock performance plan . . . . . . .       82,500          78,750
                                                        -----------  --------------
                                                        $   427,500  $       78,750
                                                        ===========================

                        See Notes to Financial Statements

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STAGE)
STATEMENTS  OF  STOCKHOLDERS'  EQUITY
THE  PERIOD  MARCH  1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE)
 TO MARCH 31, 2002                                                (continued)

                                                                                            Total
                                                           Deficit                       Stockholder's
                                                        Accumulated                         Equity
                                                        During the                          Deficit
                                                        Development         Note
                                                           Stage         Receivable
--------------------------------------------------------------------------------------------------------
BEGINNING BALANCE
at inception of development, March 1, 1994 . . . . . .  $         -     $         -      $       -
Shares issued. . . . . . . . . . . . . . . . . . . . .                                       1,800
Net loss for year ending 12/31/94. . . . . . . . . . .       (1,800)                        (1,800)

BALANCES
December 31, 1994. . . . . . . . . . . . . . . . . . .       (1,800)              -              -
Shares issued
Net loss for year ending 12/31/95. . . . . . . . . . .            -

BALANCES
December 31, 1995. . . . . . . . . . . . . . . . . . .       (1,800)            -                -
Shares issued. . . . . . . . . . . . . . . . . . . . .                                      28,500
Net loss for year ending 12/31/96. . . . . . . . . . .      (50,165)                       (50,165)

BALANCES
December 31, 1996. . . . . . . . . . . . . . . . . . .      (51,965)            -          (21,665)
Shares issued. . . . . . . . . . . . . . . . . . . . .                                     258,551
Net loss for year ending 12/31/97. . . . . . . . . . .     (174,022)                      (174,022)

BALANCES
December 31, 1997. . . . . . . . . . . . . . . . . . .     (225,987)            -           62,864
Shares issued. . . . . . . . . . . . . . . . . . . . .                                   1,237,460
Net loss for year ending 12/31/98. . . . . . . . . . .   (1,315,249)                    (1,315,249)

BALANCES
December 31, 1998. . . . . . . . . . . . . . . . . . .   (1,541,236)            -          (14,925)
Shares issued
Shares issued for cash . . . . . . . . . . . . . . . .                                     213,600
Net loss for year ending 12/31/99. . . . . . . . . . .     (205,851)                      (205,851)

BALANCES
December 31, 1999. . . . . . . . . . . . . . . . . . .   (1,747,087)            -           (7,176)
Shares issued
Shares issued in exchange for extended business model.                                           -
Shares issued in exchange for services . . . . . . . .                                      72,000
Shares issued for note . . . . . . . . . . . . . . . .                    (30,095)             (95)
Shares issued for cash . . . . . . . . . . . . . . . .                                     810,000
Shares issued under stock performance plan . . . . . .                                     660,000
Net loss for year ending 12/31/00. . . . . . . . . . .   (1,671,139)                    (1,671,139)

BALANCES
December 31, 2000 (as restated). . . . . . . . . . . .   (3,418,226)      (30,095)        (136,410)

Shares issued
Shares issued for services . . . . . . . . . . . . . .                                     215,000
Shares issued for debt                                                                     177,000
Shares issued under section 144 - control position . .                                     525,000
Shares issued under stock performance plan . . . . . .                                     208,250
Net loss for year ending 12/31/01. . . . . . . . . . .   (1,571,200)                    (1,571,200)

BALANCES
December 31, 2001. . . . . . . . . . . . . . . . . . .   (4,989,426)      (30,095)        (582,360)

Shares issued
Shares issued for services . . . . . . . . . . . . . .                                      90,000
Shares issued for debt . . . . . . . . . . . . . . . .                                      30,000
Shares issued under section 144   control position . .                                     225,000
Shares issued under stock performance plan . . . . . .                                      82,500
Net loss for three months ending March 31, 2002. . . .     (531,390)                      (531,390)

BALANCES                                                $(5,520,816)      $(30,095)      $(686,250)

                       See Notes to Financial Statements.

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STAGE)
STATEMENTS  OF  CASH  FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
PLUS THE PERIOD MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE) TO MARCH 31, 2002


                                                                                                  March 1, 1994
                                                                                                 (inception of
                                                        Three months ended March 31         development stage) to
                                                                          2001                  March 31, 2002
                                                           2002      (as restated)              (as restated)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . . . . . . . . .    $(531,390)      $(324,543)                 $(5,520,816)
Adjustments to reconcile net loss
 to net cash used by operating activities:
Depreciation. . . . . . . . . . . . . . . . . . . . .       14,650          14,230                      119,754
Shares issued in exchange for services
charged to Professional fees. . . . . . . . . . . . .            -               -                       72,000
Shares issued for stock performance plan. . . . . . .       82,500          78,750                      950,750
Shares issued under section 144-control position. . .      225,000               -                      750,000
Shares issued for services. . . . . . . . . . . . . .       90,000                                      305,000
Abandonment of furniture & equipment. . . . . . . . .            -               -                       30,809
Bad debt expense. . . . . . . . . . . . . . . . . . .                                                     5,400
Write-off of goodwill . . . . . . . . . . . . . . . .            -               -                      464,831
CHANGES IN CURRENT ASSETS AND CURRENT
ASSETS AND CURRENT LIABILITIES:
(Increase) decrease in current assets:
Prepaids expenses . . . . . . . . . . . . . . . . . .        3,793             201                            0
Accounts receivable . . . . . . . . . . . . . . . . .            -           4,500                       (6,343)
Increase (decrease) in current liabilities:
Accrued expenses. . . . . . . . . . . . . . . . . . .        7,501          18,572                      294 235
Accrued wages payable . . . . . . . . . . . . . . . .       21,000          16,000                      106,850
Advances from related parties . . . . . . . . . . . .       44,062         169,508                      500,211
Other advances. . . . . . . . . . . . . . . . . . . .       16,069               0                       16,069
                                                       ------------  --------------                -------------

NET CASH  USED FOR OPERATING ACTIVITIES . . . . . . .      (26,815)        (22,782)                  (1,911,250)
                                                       ------------  --------------               --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment. . . . . . . .       (3,400)         (3,748)                    (343,031)
Acquisition of software . . . . . . . . . . . . . . .            -               -                      (25,000)
<Increase> decrease in security deposit . . . . . . .       (   94)              -                      (10,478)
<Purchase> of  goodwill . . . . . . . . . . . . . . .            -               -                     (464,831)
                                                       ------------  --------------                -------------

NET CASH (USED) FOR INVESTING ACTIVITIES. . . . . . .      ( 3,494)       (  3,748)                    (843,340)
                                                       ------------  --------------               --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance <repayment> of notes payable . . . . . . . .       30,000               -                    1,733,311
Shares issued for note. . . . . . . . . . . . . . . .                                                       (95)
Sale of common stock. . . . . . . . . . . . . . . . .            -               -                    1,023,600
                                                       ------------  --------------               --------------
NET CASH PROVIDED  BY FINANCING
 ACTIVITIES . . . . . . . . . . . . . . . . . . . . .       30,000              -                     2,756,816
                                                       ------------  --------------               --------------

NET INCREASE <DECREASE> IN CASH . . . . . . . . . . .      (   309)        (26,530)                       2,226

CASH, beginning of period . . . . . . . . . . . . . .        2,535          42,122
                                                       ------------  --------------                --------------

CASH, end of period . . . . . . . . . . . . . . . . .  $     2,226   $      15,592                 $      2,226
                                                       ============  ==============                ============

SUPPLEMENTAL DISCLOSURE:
Noncash investing and financing activities

Shares issued for debt. . . . . . . . . . . . . . . .  $    30,000   $           0
Shares issued for services. . . . . . . . . . . . . .       90,000               0
Shares issued for stock performance plan. . . . . . .       82,500          78,750
Shares issued under section 144 - control position. .      225,000               0
Shares issued in exchange for extended business model            0               0

                                                       ------------  --------------
                                                       $   427,500   $      78,750
                                                       ============  ==============

No significant amounts of interest or taxes were paid during the periods shown above.

                       See Notes to Financial Statements.

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STATE)
NOTES  TO  THE  FINANCIAL  STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


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

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STATE)
NOTES  TO  THE  FINANCIAL  STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary  of  Significant  Accounting  Principles  (Continued)

b.  Basic  earnings  per  share

Basic earnings <loss> per share have been calculated in conformity with Financial Accounting Standards Board Statement No. 128 "Earnings per Share". The Company has a simple capital structure with no significant potential common shares. Basic earnings <loss> per share is calculated weighted on the average number of common shares outstanding.

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

e.  Income  taxes

In 2001 and the first quarter of 2002, only the minimum state taxes were paid. No taxes are payable for the three months ended March 31, 2002. The Company has net operating losses of approximately $5,500,000, which will expire in the 20th year from the date the losses were incurred, i.e. from 2014 to 2022.

f.  Functional  Currency

The financial statements are stated in U. S. dollars, which is the functional currency of the Company.

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STATE)
NOTES  TO  THE  FINANCIAL  STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31,2002 AND 2001


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

h.  Deferred  tax  assets

Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109 and consist primarily of net operating loss carryforward amounting to approximately $5,500,000. Because of the uncertainty of utilizing the net operating loss carryforward, a valuation allowance of the maximum has been provided against the deferred tax asset (See Note F).

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STATE)
NOTES  TO  THE  FINANCIAL  STATEMENTS
THREE MONTHS ENDED MARCH  31,  2002 and 2001

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Summary  of  Significant  Accounting  Principles  (Continued)


i.  Reclassification


Certain 2001 amounts have been reclassified to conform with 2002 classifications.

NOTE  B  -  FURNITURE  AND  EQUIPMENT


Property  and  equipment  at  March  31,  2002  and  2001  consisted  of:

                                           2002             2001
Furniture and equipment                  $293 011          $288,406
Software License                           25,000
Less: Accumulated depreciation           (100,543)          (42,696)

Furniture and equipment, net             $217 468          $245 710
                                         ===========================

Depreciation expense for the three months ended March 31, 2002 and 2001 was $14,650 and $14 230, respectively.

NOTE C  -  ACCRUED EXPENSES

Accrued expenses at March 31, 2002 and December 31, 2001 consisted of the following categories:
                                          March 31        March 31
                                           2002             2001
Accrued Consulting expense                $7,987             $7,903
Accrued Office expense                    16,576             41,510
Accrued Professional fees expense        216,842             98,406
Accrued Website/Internet expense          41,210             21,895
Accrued Other expenses                    11,620              2,120
Total Accrued Expense                   $294,235           $171,834
                                         ===========================

NOTE  D  -  RELATED  PARTY  TRANSACTIONS

A shareholder and close friend of the President has advanced money without interest to the Company during the quarter under review to be used in daily operations. Additionally, 1,000,000 shares were issued to the related party in consideration of forgiveness of advances. The shares issued during the quarter ended March 31, 2002 were valued at $0.03 per share for a total amount of $30,000, which represents the value of the debt that was forgiven. The total liability to the related party increased by $44,062 for the quarter ended March 31, 2002.

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STATE)
NOTES  TO  THE  FINANCIAL  STATEMENTS
THREE MONTHS ENDED  MARCH 31,  2002 AND 2001

NOTE  E  -  STOCK  PERFORMANCE  PLAN

The Board of Directors offers common stock, on a discretionary basis, to certain individuals who have been instrumental in the Company's continuance. During the three months ended March 31, 2002 and 2001, 2,750,000 and 2,250,000 shares were issued of common stock under the stock performance plan, respectively. Compensation expense in the amount of $82,500 was recorded in the Statement of Operations and Accumulated Deficit for the issuance.

NOTE  F  -  COMMON  STOCK

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

During the quarter ended March 31, 2002 stock was issued to parties to whom the Company owed money for debt and services. The stock was issued for a value of $0.03 per share for a total relief of debt of $90,000.

During the quarter ended March 31, 2002 stock was issued to its President and Director, Raymond Dabney in recognition of services performed. The total number of shares issued was 7,500,000, valued at $0.03 per share.
Compensation expense in the amount of $225,000 was recorded in the Statement of Operations and Accumulated Deficit for the issuance.


NOTE  G  -  NET  OPERATING  LOSS  CARRY  FORWARD

The Company's net operating loss for the three months ended March 31, 2002 of $ 531,390 may be utilized through the period ended March 31, 2022.
The Company's net operating loss for the year ended December 31, 2001 of $1,571,200 may be utilized through the year ended December 31, 2021. The Company's net operating loss for the year ended December 31, 2000 of $1,671,139 may be utilized through the year ended December 31, 2020. The Company's net operating loss for the year ended December 31, 1999 of $205,851 may be utilized through the year ended December 31, 2019. The net operating loss created during the years ended December 31, 1994 through 1998 of $1,541,236 may be utilized through the years ended 2014 and 2018, respectively. SFAS No. 109 requires a valuation

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STATE)
NOTES  TO  THE  FINANCIAL  STATEMENTS
THREE MONTHS ENDED  MARCH 31,  2002 AND  2001


NOTE  G  -  NET  OPERATING  LOSS  CARRY  FORWARD  (Continued)

allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At March 31, 2002 a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years. The valuation allowance increased by approximately $212,500 for the three months ended March 31, 2002, using an anticipated income tax rate of 40 percent.

NOTE  H  -OTHER  INCOME

The other income occurred in the year ended December 31, 1999 & arose from the forgiveness of certain indebtedness to an unrelated stockholder.

NOTE  I  -  GOING  CONCERN

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

NOTE  J  -  CORRECTION  OF  ERROR

During the fiscal year ended December 31, 2000, the Company fully expensed certain computer expenditures as website/internet developmental costs. During the year 2001 it was discovered that the equipment was being used in daily operations and a retroactive adjustment was made to accumulated depreciation, accumulated deficit and fixed assets. The adjustments increased fixed assets by $217,000, accumulated depreciation increased by $21,700 and the accumulated deficit was adjusted by the net effect of those two changes. The "restated" depreciation expense for the quarter ender March 31, 2001 was increased by $10,850. as a result of this change.

NOTE K - SUBSEQUENT EVENTS

Subsequent to March 31,2002, the Company issued 3,000,000 shares for the stock performance plan. The fair market value of the issuances is $90,000.

                                    ITEM 2.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

As used herein the terms "XRAY" and "XRAYMEDIA " refers to Xraymedia.com, Inc., A Minnesota corporation, its subsidiaries and predecessors, unless the context Indicates otherwise. On June. 28, 2000 the name was changed from e-bidd.com, Inc., to xraymedia.com inc. To avoid a potential conflict with another totally separate and unrelated company by a similar name, www.ebid.com, that also operated as an internet auction site.

Xraymedia's  principal  business,  at  present,  is a recently launched  general media internet superportal which is already under redevelopment and expansion The website, www.xraymedia.com, when completed, will be comprised of a main general Media Superportal that will branch out into three media specific portals: Corporate Culture; Media Commerce; and Community Resources. Xraymedia intends to sell conventional media advertising space, online advertising, and advertising and public relations services via its internet website.

On May 29, 2001 Xraymedia.com inc., announced it has acquired a dynamically Interactive streaming - auction/inventory implementing software system from Trans4u Ltd, a UK corporation, the methodology of which is described in the "general comments" portion of this 10qsb. Item 2 flows directly from this acquisition The transaction allows for XRAYMEDIA to retain ownership of the revised software With all the necessary advertising/media industry categories and database structures required for the smooth operation of its media auction. Under the terms of the agreement XRAYMEDIA is not to sell, license or distribute the software to any third parties for business use at anytime. The deal also calls for the TS4Ut system not to compete in the advertising/media industry worldwide. In turn, XRAYMEDIA can only use the technology for the advertising/media industry worldwide. XRAYMEDIA, or some future subsidiary, is not precluded from acquiring rights to other application(s) if such is warranted.

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

Because we are still developing our website, and it's potential markets, we have yet to produce a steady revenue stream. XRAYMEDIA launched it's general Media Internet Superportal during 2000. This included an auction test site which could not be operated to our satisfaction. Efforts, early in 2001 to correct the problem were not successful. From our experimenting with other systems, the TRANS4U showed itself to meet our requirements (speed, accuracy, privacy, amongst others) after modifications to the original software program, (version 1.0) this live streaming media-marketplace was launched on August 21, 2001. At that time, media sellers were able to offer advertising space and air -time through the XRAYMEDIA site, and buyers were able to bid for the space in a live, open marketplace environment, as well as through one-on-one negotiation sessions. On October 29, 2001 version 2.0 of the upgraded software system was launched. It enables media buy and sell orders To take place in high volume, and has made our system one of considerable interest to larger sellers (and buyers) of media time and space.

Since December 2001 until now the company has received several media buy and Sell orders and inquiries from its registered users, the company has also Received several inquiries for media partnership opportunities to pursue additional cash flow sources through its live media marketplace v2.0. Based on these new media orders and the heightened interest from the general business community the company anticipates closing its first deals through using its system within the second quarter of 2002.


PLAN OF OPERATIONS;

XRAYMEDIA's plan of operation for the remainder of the year 2002 consists of commencing operations of its Media Auction. XRAYMEDIA feels that commenced operations will enable it to engage in the business of selling conventional media advertising space, online advertising, and advertising and public relations services via its Internet site. XRAYMEDIA will also continue to develop strategic relationships to help it reach its initial revenue goals.


RESULTS OF OPERATIONS;

Sales

There were no revenues to date in 2002, but XRAYMEDIA generated minor revenues From operations including media service sales during 2000.

Losses

Net losses for the quarter ended March 31, 2002, increased to $531,390 from $324,543 for the quarter ended March 31,2001. The increase in losses was primarily attributable to increased compensation expense, a new costing category introduced retroactively in 2001, to reflect a reporting change to share pricing at market value XRAYMEDIA expects to continue to incur losses at least through fiscal year 2002 and there can be no assurance that XRAYMEDIA will achieve or maintain profitability or that revenues will be generated or that growth can be sustained in the future.

Expenses

General and administrative expenses for the quarter ended March 31, 2002, increased as outlined in the previous section - losses,

Depreciation and amortization expenses for the quarter ended March 31, 2000 and March 31, 2001, (restated) were $14,650 and $ 14,230, respectively.

Liquidity  and  Capital  Resources

Cash flows used by operations was $26,815 for the quarter ended March 31, 2002, and $22,782 for the quarter ended March 31, 2001. The increase in negative cash flow for the quarter ended March 31, 2002 was attributable to the incomplete offsetting of expenses by short term borrowed capital.

Cash flows generated by investing activities were $(3,494)for the quarter ended March 31, 2002, and $(3,748) for the quarter ended March 31, 2001. The minor increase in negative cash flow for the quarter ended March 31, 2002, is primarily attributable to the limited acquisition of updated computer equipment.

Cash  flows  generated  from  financing  activities  was $30,000 for the quarter ended  March  31,  2002  and  $  0  for  the  quarter  ended  March  31,  2001.
XRAYMEDIA's financing activities for the quarter ended March 31, 2002 primarily consisted of the issuance of the XRAYMEDIA's common stock to retire a portion of it's debt.

XRAYMEDIA has funded its cash needs over the periods covered by this Form 10-QSB through the advances from outside parties . XRAYMEDIA anticipates that this is not sufficient working capital to cover its cash needs over the next three quarters. XRAYMEDIA intends to cover its cash needs over the next nine months in part through outside advances, but also through the sale of additional shares of its common stock pursuant to a registration statement or an appropriate exemption from registration. However, there is no guarantee that XRAYMEDIA will be able to raise additional funds from the sale of its securities.

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

Capital  Expenditures

XRAYMEDIA made significant capital expenditures on property or equipment for the development of our website, computers and servers over the periods covered by this and earlier reports. The only planned capital expenditure is ongoing website development and operating costs. XRAYMEDIA has budgeted $150,000 for this expenditure.

As of May 2002, XRAYMEDIA's website has passed its test stage and plans to be operational within 180 days. XRAYMEDIA's estimated cash requirements are approximately $675,000 annually. The majority of our cash requirements will be used for personnel costs, professional fees and further website development.

Income  Tax  Expense  (Benefit)

XRAYMEDIA has net operating loss carry forwards of approximately $5,500,000 Which will expire between 2013 & 2022.



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


                               XRAYMEDIA.COM, INC.


                              DATED:  May 23, 2002
                            By: /s/ Raymond C. Dabney
                               Raymond C. Dabney,
                                President and CEO