Form 10QSB
period 2002-06-30
XRAYMEDIA COM INC
filed 2002-08-14
CIK 1097068

XRAYMEDIA.COM  INC



                             FILING  TYPE:     10QSB
                             DESCRIPTION:     QUARTERLY  REPORT
                             FILING  DATE:     JULY  31,  2002
                             PERIOD  END:     JUNE  30,  2002
PRIMARY  EXCHANGE:     OVER  THE  COUNTER  INCLUDES  OTC  AND  OTCBB


                       SECURITIES  AND  EXCHANGE  COMMISSION

                             WASHINGTON,  D.C.  20549

                                   FORM  10-QSB

(MARK  ONE)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                               YES  XX           NO


         THE NUMBER OF OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK, $0.001 PAR VALUE (THE ONLY CLASS OF VOTING STOCK), AS OF JUNE 30, 2002 WAS 83,530,778.

THE NUMBER OF OUTSTANDING SHARES AT THE DATE OF COMPLETION OF THIS REPORT, (JULY 31, 2002), WAS 83,530,778

                                TABLE  OF  CONTENTS

                                     PART  I

ITEM  1.  FINANCIAL  STATEMENTS                                             3

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION  14

                                     PART  II

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.                  16

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                             16


SIGNATURES                                                                  16

INDEX  TO  EXHIBITS                                                         17

                                     PART  1

                     ITEM  1.           FINANCIAL  STATEMENTS

AS  USED  HEREIN,  THE  TERM  "COMPANY"  REFERS  TO  XRAYMEDIA.COM,  INC.,  A
MINNESOTA
CORPORATION, AND ITS SUBSIDIARIES AND PREDECESSORS UNLESS OTHERWISE INDICATED. CONSOLIDATED, UNAUDITED, CONDENSED INTERIM FINANCIAL STATEMENTS INCLUDING A BALANCE SHEET FOR THE COMPANY AS OF THE QUARTER ENDED JUNE 30, 2002 AND STATEMENTS OF OPERATIONS, AND STATEMENTS OF CASH FLOWS FOR THE INTERIM PERIOD UP TO THE DATE OF SUCH BALANCE SHEET AND THE COMPARABLE PERIOD OF THE PRECEDING YEAR ARE ATTACHED HERETO AS PAGES F-1 THROUGH F-9 AND ARE INCORPORATED HEREIN BY THIS REFERENCE.


                      [THIS  SPACE  LEFT  BLANK  INTENTIONALLY]

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STAGE)
BALANCE  SHEETS  (UNAUDITED)
JUNE  30,  2002

                ASSETS                                          JUNE  30
                                                                 2002
CURRENT  ASSETS

CASH                                                           $     6,594
ACCOUNTS  RECEIVABLE                                                   943
PREPAID  EXPENSES                                                        0

TOTAL  CURRENT  ASSETS                                               7,537
FIXED  ASSETS
----------------------------------------------------------
FURNITURE  AND  EQUIPMENT  (NOTE  B)
COST                                                               292,449
ACCUMULATED  DEPRECIATION                                         (115,138)

NET                                                                177,311
SOFTWARE  LICENSE  (NOTE  B)                                        25,000

                                                                   202,311

OTHER  ASSETS
----------------------------------------------------------
SECURITY  DEPOSIT                                                   13,978

TOTAL  ASSETS                                                  $   223,826
                                                               ============
CURRENT  LIABILITIES
----------------------------------------------------------
ACCRUED  EXPENSES  (NOTE  C)                                   $   345,279
ACCRUED  WAGES  PAYABLE                                            127,850
ADVANCE  FROM  RELATED  PARTY  (NOTE  D)                           586,592
ADVANCES  -  OTHER                                                  26,762

TOTAL  CURRENT  LIABILITIES                                      1,086,483

TOTAL  LIABILITIES                                               1,086,483

STOCKHOLDERS'  EQUITY  (DEFICIT)(NOTE  F)
----------------------------------------------------------
COMMON  STOCK,  PAR  VALUE  $.001;  100,000,000
SHARES  AUTHORIZED;  ISSUED  AND  OUTSTANDING  83,530,778  AND
44,130,778  AT  JUNE  30,  2002  AND  2001,  RESPECTIVELY           83,531
ADDITIONAL  PAID  IN  CAPITAL                                    5,618,005
DEFICIT  AT  INCEPTION  DATE                                      (746,875)
ACCUMULATED  DEFICIT  DURING  THE  DEVELOPMENT  STAGE           (5,787,223)
COMMON  STOCK  NOTE  RECEIVABLE                                    (30,095)

TOTAL  STOCKHOLDERS'  EQUITY  (DEFICIT)                           (862,657)

TOTAL  LIABILITIES  AND
  STOCKHOLDERS'  EQUITY  (DEFICIT)                             $   223,826
                                                               ============

                       SEE  NOTES  TO  FINANCIAL  STATEMENTS.

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STAGE)
STATEMENTS  OF  OPERATIONS  AND  ACCUMULATED  DEFICIT
THREE  MONTHS  AND  SIX  MONTHS  ENDED  JUNE  30,  2002  UNAUDITED  AND
THE  PERIOD  MARCH  1,  1994  (INCEPTION  OF  THE  DEVELOPMENT  STAGE)
 TO  JUNE  30,  2002

                                                                                                PERIOD FROM MARCH 1, 1994
                                                                                                  (INCEPTION  OF  THE
                                    THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,      DEVELOPMENT  STAGE)  TO
                                        2002           2001           2002          2001              JUNE  30,2002
                                         (AS  RESTATED)                 (AS RESTATED)                 (AS  RESTATED)
REVENUE

SALES                                     966               -               966             -              45,951

COSTS  AND  EXPENSES
------------------------------
PERSONNEL  COSTS                    $  21,000       $  21,010         $  42,000    $   45,989          $  562,871
COMPENSATION  EXPENSE  -               90,000         182,000           397,500       260,750           1,766,500
OCCUPANCY  COSTS                       18,659          20,262            34,973        46,551             250,035
PROFESSIONAL  FEES                     10,946          52,264            42,000       104,246             891,425
COMPUTER  COSTS                             0               0                 0             0                   0
MARKETING                               3,468           5,039             5,594         8,498              85,104
TRAVEL                                  8,004           8,378            15,218        19,565             192,732
CONSULTING                             18,750          19,566            37,500        41,035             305,564
INTEREST  AND BANK CHARGES              2,314           4,144             3,246         7,177              24,719
OFFICE  SUPPLIES  &  ADMINISTRATION     6,835          12,204            20,284        24,742             184,040
COMMUNICATION                           6,119           5,711            12,188        11,582             116,416
INSURANCE                                   0          10,893                 0        21,297              77,089
MISCELLANEOUS                           3,599           1,040             3,804         3,711              25,890
TRANSFER  FEES                            425             994             2,725         1,791              16,470
DEPRECIATION  AND  AMORTIZATION.       14,595          14,230           29,245         28,460             134,349
BAD  DEBT  EXPENSE                          -               -                -              -               5,400
WEBSITE/INTERNET/COMPUTER  EXP.        61,110          21,832          145,543         65,054             454,555
INVESTOR  RELATIONS                     1,549          16,780            6,943         30,442              97,734

TOTAL  EXPENSES                       267,373         396,347          798,763        720,890           5,190,893

OTHER  INCOME  (LOSS)
DISSOLUTION  OF  CORP  REPORTS              -               -               -               -            (503,507)
OTHER                                       -               -               -               -            (138,774)


NET (LOSS)                           (266,407)  $  (  396,347)  $  (  797,797)   $ (  720,890)     $   (5,787,223)
ACCUMULATED  DEFICIT:  BEGINNING   (5,520,816)     (3,742,769)     (4,989,426)     (3,418,226)


ENDING                            $(5,787,223)  $  (4,139,116)  $  (5,787,223)  $   (4,139,116)    $   (5,787,223)
                                  ================================================================================

BASIC  AND  DILUTED
LOSS  PER  SHARE  (NOTE  A)       $    (0.003)  $       (0.01)  $       (0.01)  $        (0.02)
                                  =============================================================

WEIGHTED  AVERAGE  NUMBER  OF
  COMMON  SHARES  OUTSTANDING      83,530,778      36,605,778       81,478,778      37,089,111
                                  =============================================================

                       SEE  NOTES  TO  FINANCIAL  STATEMENTS.

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STAGE)
STATEMENTS  OF  STOCKHOLDERS'  EQUITY
THE  PERIOD  MARCH  1,  1994  (INCEPTION  OF  THE  DEVELOPMENT  STAGE)
 TO  JUNE  30,  2002

                                                                                                         EXISTING  DEFICIT
                                                                COMMON  STOCK            ADDITIONAL         AT  INCEPTION
                                                          NUMBER  OF                      PAID-IN          OF  DEVELOPMENT
                                                            SHARES          AMOUNT         CAPITAL              STAGE
BEGINNING  BALANCE
AT  INCEPTION  OF  DEVELOPMENT,  MARCH  1,  1994                201      $          -     $  746,875       $(746,875)
SHARES  ISSUED                                                  720                 1          1,799
NET  LOSS  FOR  YEAR  ENDING  12/31/94

BALANCES

DECEMBER  31,  1994                                             921                 1        748,674        (746,875)
SHARES  ISSUED
NET  LOSS  FOR  YEAR  ENDING  12/31/95

BALANCES

DECEMBER  31,  1995                                             921                 1        748,674        (746,875)
SHARES  ISSUED                                                   90                 -         28,500
NET  LOSS  FOR  YEAR  ENDING  12/31/96

BALANCES

DECEMBER  31,  1996                                           1,011                 1        777,174        (746,875)
SHARES  ISSUED                                               14,492                15        258,536
NET  LOSS  FOR  YEAR  ENDING  12/31/97

BALANCES

DECEMBER  31,  1997                                          15,503                16       1,035,710       (746,875)
SHARES  ISSUED                                               15,275                15       1,237,445
NET  LOSS  FOR  YEAR  ENDING  12/31/98

BALANCES

DECEMBER  31,  1998                                          30,778                31       2,273,155       (746,875)
SHARES  ISSUED
SHARES  ISSUED  FOR  CASH                                 6,590,000             6,590         207,010
NET  LOSS  FOR  YEAR  ENDING  12/31/99

BALANCES

DECEMBER  31,  1999                                       6,620,778             6,621       2,480,165       (746,875)
SHARES  ISSUED
SHARES  ISSUED  IN  EXCHANGE
 FOR  EXTENDED  BUSINESS  MODEL                          20,000,000            20,000         (20,000)
SHARES  ISSUED  IN  EXCHANGE  FOR  SERVICES                 210,000               210          71,790
SHARES  ISSUED  FOR  NOTE                                   150,000               150          29,850
SHARES  ISSUED  FOR  CASH                                 4,050,000             4,050         805,950
SHARES ISSUED UNDER STOCK PERFORMANCE PLAN                3,300,000             3,300         656,700
NET  LOSS  FOR  YEAR  ENDING  12/31/00

BALANCES

DECEMBER  31,  2000  (AS  RESTATED)                      34,330,778            34,331       4,024,455       (746,875)

SHARES  ISSUED
SHARES  ISSUED  FOR  SERVICES                             5,100,000             5,100         209,900
SHARES  ISSUED  FOR  DEBT                                 5,900,000             5,900         171,100
SHARES  ISSUED  UNDER  SECTION 144 - CONTROL POSITION    15,000,000            15,000         510,000
SHARES ISSUED UNDER STOCK PERFORMANCE PLAN                5,950,000             5,950         202,300
NET  LOSS  FOR  YEAR  ENDING  12/31/01

BALANCES

DECEMBER  31,  2001                                      66,280,778            66,281       5,117,755       (746,875)

SHARES  ISSUED  -  BY  QUARTER
SHARES  ISSUED  FOR  SERVICES                             3,000,000             3,000          87,000
SHARES  ISSUED  FOR  DEBT                                 1,000,000             1,000          29,000
SHARES  ISSUED  UNDER  SECTION  144 - CONTROL POSITION    7,500,000             7,500         217,500
SHARES ISSUED UNDER STOCK PERFORMANCE PLAN                2,750,000             2,750          79,750
NET  LOSS  FOR  THREE  MONTHS  ENDING  MARCH  31,  2002

BALANCES

MARCH  31,  2002                                         80,530,778            80,531       5,531,005       (746,875)

SHARES  ISSUED  -  BY  QUARTER
SHARES  ISSUED UNDER STOCK PERFORMANCE PLAN               3,000,000             3,000          87,000
NET  LOSS  FOR  THREE  MONTHS  ENDING  JUNE  30,  2002

BALANCES

JUNE  30,  2002                                          83,530,778         $  83,531  $    5,618,005   $   (746,875)

                        SEE  NOTES  TO  FINANCIAL  STATEMENTS

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STAGE)
STATEMENTS  OF  STOCKHOLDERS'  EQUITY
THE  PERIOD  MARCH  1,  1994  (INCEPTION  OF  THE  DEVELOPMENT  STAGE)
 TO  JUNE  30,  2002                                                (CONTINUED)

                                                                                               TOTAL
                                                           DEFICIT                         STOCKHOLDER'S
                                                        ACCUMULATED                           EQUITY
                                                        DURING  THE                           DEFICIT
                                                        DEVELOPMENT         NOTE
                                                          STAGE          RECEIVABLE
BEGINNING  BALANCE
AT  INCEPTION  OF  DEVELOPMENT, MARCH 1, 1994           $          -       $          -     $          -
SHARES  ISSUED                                                 1,800
NET  LOSS  FOR  YEAR  ENDING  12/31/94                        (1,800)                             (1,800)

BALANCES

DECEMBER  31,  1994                                           (1,800)                 -                -
SHARES  ISSUED
NET  LOSS  FOR  YEAR  ENDING  12/31/95                             -

BALANCES

DECEMBER  31,  1995                                           (1,800)                 -                -
SHARES  ISSUED                                                                                    28,500
NET  LOSS  FOR  YEAR  ENDING  12/31/96                       (50,165)                            (50,165)

BALANCES
DECEMBER  31,  1996                                          (51,965)                 -          (21,665)
SHARES  ISSUED                                                                                   258,551
NET  LOSS  FOR  YEAR  ENDING  12/31/97                      (174,022)                           (174,022)

BALANCES
DECEMBER  31,  1997                                         (225,987)                 -           62,864
SHARES  ISSUED                                                                                 1,237,460
NET  LOSS  FOR  YEAR  ENDING  12/31/98                    (1,315,249)                         (1,315,249)

BALANCES
DECEMBER  31,  1998                                       (1,541,236)                 -          (14,925)
SHARES  ISSUED
SHARES  ISSUED  FOR  CASH                                                                        213,600
NET  LOSS  FOR  YEAR  ENDING  12/31/99                      (205,851)                           (205,851)

BALANCES
DECEMBER  31,  1999                                       (1,747,087)                 -           (7,176)
SHARES  ISSUED
SHARES  ISSUED IN EXCHANGE FOR EXTENDED BUSINESS MODEL.

SHARES  ISSUED  IN  EXCHANGE  FOR  SERVICES                                                       72,000
SHARES  ISSUED  FOR  NOTE                                                       (30,095)             (95)
SHARES  ISSUED  FOR  CASH                                                                        810,000
SHARES  ISSUED  UNDER  STOCK  PERFORMANCE  PLAN                                                  660,000
NET  LOSS  FOR  YEAR  ENDING  12/31/00                    (1,671,139)                         (1,671,139)

BALANCES
DECEMBER  31,  2000  (AS  RESTATED)                       (3,418,226)           (30,095)        (136,410)

SHARES  ISSUED
SHARES  ISSUED  FOR  SERVICES                                                                    215,000
SHARES  ISSUED  FOR  DEBT                                                                        177,000
SHARES  ISSUED  UNDER  SECTION  144  -  CONTROL  POSITION                                        525,000
SHARES  ISSUED  UNDER  STOCK  PERFORMANCE  PLAN                                                  208,250
NET  LOSS  FOR  YEAR  ENDING  12/31/01                    (1,571,200)                         (1,571,200)

BALANCES
DECEMBER  31,  2001                                       (4,989,426)           (30,095)        (582,360)



SHARES  ISSUED
SHARES  ISSUED  FOR  SERVICES                                                                     90,000
SHARES  ISSUED  FOR  DEBT                                                                         30,000
SHARES  ISSUED  UNDER  SECTION  144  -  CONTROL  POSITION                                        225,000
SHARES  ISSUED  UNDER  STOCK PERFORMANCE PLAN                                                     82,500
NET  LOSS  FOR  THREE  MONTHS  ENDING  MARCH  31,  2002     (531,390)                           (531,390)

BALANCES
MARCH  31,2002                                          $ (5,520,816)      $    (30,095)      $ (686,250)

SHARES  ISSUED
SHARES  ISSUED  UNDER  STOCK  PERFORMANCE  PLAN                                                   90,000
NET  LOSS  FOR  THREE  MONTHS  ENDING  JUNE  30,2002        (266,407)                           (266,407)

BALANCES
JUNE  30,2002                                           $ (5,787,223)      $    (30,095)      $ (862,657)

                       SEE NOTES TO FINANCIAL STATEMENTS.

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STAGE)
STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)
FOR  THE  SIX  MONTHS  ENDED  JUNE  30,  2002  AND  2001 PLUS
THE PERIOD MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE) TO JUNE 30,2002

                                                                                       MARCH  1,  1994
                                                                                       (INCEPTION  OF
                                                    SIX MONTHS ENDED JUNE 30,     DEVELOPMENT  STAGE)  TO
                                                  2002                   2001         JUNE  30,  2002
                                                                    (AS RESTATED)      (AS  RESTATED)
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
NET  LOSS                                              $  (797,797)    $   (720,890)   $     (5,787,223)
ADJUSTMENTS  TO  RECONCILE  NET  LOSS
 TO  NET  CASH  USED  BY  OPERATING  ACTIVITIES:
DEPRECIATION                                                29,245           28,460             134,349
SHARES  ISSUED  IN  EXCHANGE  FOR  SERVICES
CHARGED  TO  PROFESSIONAL  FEES                                  -                -              72,000
SHARES  ISSUED  FOR  STOCK  PERFORMANCE  PLAN              172,500           85,750           1,040,750
SHARES  ISSUED  UNDER  SECTION  144-CONTROL  POSITION      225,000          175,000             750,000
SHARES  ISSUED  FOR  SERVICES                               90,000           35,000             305,000
ABANDONMENT  OF  FURNITURE  &  EQUIPMENT                         -                -              30,809
BAD  DEBT  EXPENSE                                                                                5,400
WRITE-OFF  OF  GOODWILL                                          -                -             464,831
CHANGES  IN  CURRENT  ASSETS  AND  CURRENT
ASSETS  AND  CURRENT  LIABILITIES:
(INCREASE)  DECREASE  IN  CURRENT  ASSETS:
PREPAIDS  EXPENSES                                           3,793                -                   0
ACCOUNTS  RECEIVABLE                                             -            4,500              (6,343)
INCREASE  (DECREASE)  IN  CURRENT  LIABILITIES:
ACCRUED  EXPENSES                                           58,545          109,631             345,279
ACCRUED  WAGES  PAYABLE                                     42,000           37,000             127,850
ADVANCES  FROM  RELATED  PARTIES                           130,443          162,198             586,592
OTHER  ADVANCES                                             26,762                0              26,762


NET  CASH  USED  FOR  OPERATING  ACTIVITIES                (19,509)         (83,351)         (1,903,944)


CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
ACQUISITION  OF  FURNITURE  AND  EQUIPMENT                  (2,838)          (3,748)           (342,469)
ACQUISITION  OF  SOFTWARE                                        -                -             (25,000)
(INCREASE)  DECREASE  IN  SECURITY  DEPOSIT                 (3,594)          (  187)            (13,978)
(PURCHASE)  OF  GOODWILL                                         -                -            (464,831)


NET  CASH  (USED)  FOR  INVESTING  ACTIVITIES               (6,432)          (3,935)           (846,278)


CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
ISSUANCE  (REPAYMENT)  OF  NOTES  PAYABLE                   30,000           55,000           1,733,311
SHARES  ISSUED  FOR  NOTE                                                                           (95)
SALE  OF  COMMON  STOCK                                          -                -           1,023,600

NET  CASH  PROVIDED  BY  FINANCING
 ACTIVITIES                                                 30,000           55,000           2,756,816


NET  INCREASE  (DECREASE)  IN  CASH                          4,059          (31,786)              6,594

CASH,  BEGINNING  OF  PERIOD                                 2,535           42,122


CASH,  END  OF  PERIOD                                 $     6,594    $      10,336        $      6,594
                                                       =================================================

SUPPLEMENTAL  DISCLOSURE:
NONCASH  INVESTING  AND  FINANCING  ACTIVITIES

SHARES  ISSUED  FOR  DEBT                              $    30,000    $      55,500
SHARES  ISSUED  FOR  SERVICES                               90,000           35,000
SHARES  ISSUED  FOR  STOCK  PERFORMANCE  PLAN              172,500           85,750
SHARES  ISSUED UNDER  SECTION  144 - CONTROL POSITION      225,000          175,000
SHARES  ISSUED IN EXCHANGE FOR EXTENDED BUSINESS MODEL           0                0

                                                       $   517,500    $     351,250
                                                       =============================

NO  SIGNIFICANT  AMOUNTS  OF  INTEREST  OR  TAXES
 WERE  PAID  DURING  THE  PERIODS  SHOWN  ABOVE.


                       SEE NOTES TO FINANCIAL STATEMENTS.

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STATE)
NOTES  TO  THE  FINANCIAL  STATEMENTS  (UNAUDITED)
FOR  THE  THREE  MONTHS  ENDED  JUNE  30,  2002  AND  2001


NOTE  A  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES


BASIS  OF  PRESENTATION


THE UNAUDITED FINANCIAL STATEMENTS OF XRAYMEDIA.COM (THE "COMPANY") AS OF JUNE 30, 2002 AND 2001 AND FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 HAVE BEEN PREPARED IN ACCORDANCE WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES FOR INTERIM FINANCIAL REPORTING. ACCORDINGLY, THEY DO NOT INCLUDE ALL OF THE DISCLOSURES REQUIRED BY ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES FOR COMPLETE FINANCIAL STATEMENTS AND SHOULD BE READ IN CONJUNCTION WITH THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN THE COMPANY'S FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2001. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING ONLY OF NORMAL RECURRING ADJUSTMENTS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION OF THE INTERIM FINANCIAL INFORMATION HAVE BEEN INCLUDED. THE RESULTS OF OPERATIONS FOR ANY INTERIM PERIOD ARE NOT NECESSARILY INDICATIVE OF THE RESULTS OF OPERATIONS FOR THE ENTIRE YEAR.

ACCOUNTING  POLICIES


THE ACCOUNTING POLICIES FOLLOWED IN THE PRESENTATION OF INTERIM FINANCIAL RESULTS ARE THE SAME AS THOSE FOLLOWED ON AN ANNUAL BASIS. THESE POLICIES ARE PRESENTED IN NOTE A TO THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 30, 2001 FILED
WITH  THE  SECURITIES  AND  EXCHANGE  COMMISSION.

CERTAIN PRIOR YEAR AMOUNTS HAVE BEEN RECLASSIFIED TO CONFORM TO CURRENT YEAR CLASSIFICATIONS.

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

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STATE)
NOTES  TO  THE  FINANCIAL  STATEMENTS
FOR  THE  SIX  MONTHS  ENDED  JUNE  30,  2002  AND  2001



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

E.  INCOME  TAXES


IN  2001  AND  THE  FIRST  SIX MONTHS OF 2002, ONLY THE MINIMUM STATE TAXES WERE
PAID.
NO TAXES ARE PAYABLE FOR THE SIX MONTHS ENDED JUNE 30, 2002. THE COMPANY HAS NET OPERATING LOSSES OF APPROXIMATELY $5,800,000, WHICH WILL EXPIRE IN THE 20TH YEAR FROM THE DATE THE LOSSES WERE INCURRED, I.E. FROM 2014 TO 2022.

F.  FUNCTIONAL  CURRENCY


THE FINANCIAL STATEMENTS ARE STATED IN U. S. DOLLARS, WHICH IS THE FUNCTIONAL CURRENCY OF THE COMPANY.

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STATE)
NOTES  TO  THE  FINANCIAL  STATEMENTS  (UNAUDITED)
FOR  THE  SIX  MONTHS  ENDED  JUNE  30,  2002  AND  2001



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

H.  DEFERRED  TAX  ASSETS


DIFFERENCES BETWEEN ACCOUNTING RULES AND TAX LAWS CAUSE DIFFERENCES BETWEEN THE BASES OF CERTAIN ASSETS AND LIABILITIES FOR FINANCIAL REPORTING PURPOSES AND TAX PURPOSES. THE TAX EFFECTS OF THESE DIFFERENCES, TO THE EXTENT THEY ARE TEMPORARY, ARE RECORDED AS DEFERRED TAX ASSETS AND LIABILITIES UNDER SFAS 109 AND CONSIST PRIMARILY OF NET OPERATING LOSS CARRYFORWARD AMOUNTING TO APPROXIMATELY $5,800,000. BECAUSE OF THE UNCERTAINTY OF UTILIZING THE NET OPERATING LOSS CARRYFORWARD, A VALUATION ALLOWANCE OF THE MAXIMUM HAS BEEN PROVIDED AGAINST THE DEFERRED TAX ASSET (SEE NOTE F).

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STATE)
NOTES  TO  THE  FINANCIAL  STATEMENTS  (UNAUDITED)
SIX  MONTHS  ENDED  JUNE  30,  2002  AND  2001


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)



SUMMARY  OF  SIGNIFICANT  ACCOUNTING  PRINCIPLES  (CONTINUED)



I.  RECLASSIFICATION



CERTAIN  2001  AMOUNTS  HAVE  BEEN  RECLASSIFIED  TO  CONFORM  WITH  2002
CLASSIFICATIONS.

NOTE  B  -  FURNITURE  AND  EQUIPMENT



PROPERTY  AND  EQUIPMENT  AT  JUNE  30,  2002  AND  2001  CONSISTED  OF:

                                           2002             2001

FURNITURE  AND  EQUIPMENT                  $292,449          $288,406
SOFTWARE  LICENSE                           25,000
LESS:  ACCUMULATED  DEPRECIATION           (115,138)          (56,926)


FURNITURE  AND  EQUIPMENT,  NET             $202,311          $231,480
                                           ===========================

DEPRECIATION EXPENSE FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 WAS $29,245 AND $28,460, RESPECTIVELY.

NOTE  C  -  ACCRUED  EXPENSES


ACCRUED  EXPENSES  AT  JUNE  30,  2002  AND  2001  CONSISTED  OF  THE  FOLLOWING
CATEGORIES:
                                          JUNE  30           JUNE30
                                           2002              2001

ACCRUED  CONSULTING  EXPENSE                $ 29,206            $35,339
ACCRUED  OFFICE  EXPENSE                      81,342             38,240
ACCRUED  PROFESSIONAL  FEES  EXPENSE         161,659            150,341
ACCRUED  WEBSITE/INTERNET  EXPENSE            56,958             28,933
ACCRUED  OTHER  EXPENSES                      16,114             10,040

TOTAL  ACCRUED  EXPENSE                   $  345,279         $  262,893
                                          =============================

NOTE  D  -  RELATED  PARTY  TRANSACTIONS


A SHAREHOLDER AND CLOSE FRIEND OF THE PRESIDENT HAS ADVANCED MONEY WITHOUT INTEREST TO THE COMPANY DURING THE SIX MONTHS UNDER REVIEW TO BE USED IN DAILY OPERATIONS. ADDITIONALLY, 1,000,000 SHARES WERE ISSUED TO THE RELATED PARTY IN CONSIDERATION OF FORGIVENESS OF ADVANCES. THE SHARES WHICH WERE ISSUED DURING THE QUARTER
ENDED MARCH 31, 2002 WERE VALUED AT $0.03 PER SHARE FOR A TOTAL AMOUNT OF $30,000, AND
REPRESENTS THE VALUE OF THE DEBT THAT WAS FORGIVEN. THE TOTAL LIABILITY TO THE RELATED PARTY INCREASED BY $130,443 DURING THE SIX MONTHS ENDED ENDED JUNE 30, 2002.



XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STATE)
NOTES  TO  THE  FINANCIAL  STATEMENTS  (UNAUDITED)
SIX  MONTHS  ENDED  JUNE  30,  2002  AND  2001


NOTE  E  -  STOCK  PERFORMANCE  PLAN


THE BOARD OF DIRECTORS OFFERS COMMON STOCK, ON A DISCRETIONARY BASIS, TO CERTAIN INDIVIDUALS WHO HAVE BEEN INSTRUMENTAL IN THE COMPANY'S CONTINUANCE. DURING THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001, 5,750,000 AND 2,450,000 SHARES WERE ISSUED OF COMMON STOCK UNDER THE STOCK PERFORMANCE PLAN, RESPECTIVELY. COMPENSATION EXPENSE IN THE AMOUNT OF $172,500 IN 2002 AND $85,750 IN 2001 WAS RECORDED IN THE STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT FOR THE ISSUANCE.

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

DURING  THE  SIX  MONTHS ENDED JUNE 30, 2002 STOCK WAS ISSUED TO PARTIES TO WHOM
THE
COMPANY  OWED  MONEY  FOR  DEBT  AND  SERVICES.  THE  STOCK  WAS  ISSUED  FOR  A
VALUE
OF $0.03 PER SHARE FOR A TOTAL RELIEF OF DEBT OF $90,000. THE SPECIFIC SHARES WERE ISSUED IN THE FIRST QUARTER.

DURING  THE  SIX  MONTHS  ENDED  JUNE 30, 2002 STOCK WAS ISSUED TO ITS PRESIDENT
AND
DIRECTOR, RAYMOND DABNEY IN RECOGNITION OF SERVICES PERFORMED. THE TOTAL NUMBER OF SHARES ISSUED WAS 7,500,000, VALUED AT $0.03 PER SHARE.
COMPENSATION EXPENSE IN THE AMOUNT OF $225,000 WAS RECORDED IN THE STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT FOR THE ISSUANCE. ALL SHARES WERE ISSUED IN THE FIRST QUARTER.


NOTE  G  -  NET  OPERATING  LOSS  CARRY  FORWARD


THE COMPANY'S NET OPERATING LOSS FOR THE SIX MONTHS ENDED JUNE 30, 2002 OF $ 797,797 MAY BE UTILIZED THROUGH THE PERIOD ENDED JUNE 30, 2022.
THE COMPANY'S NET OPERATING LOSS FOR THE YEAR ENDED DECEMBER 31, 2001 OF $1,571,200 MAY BE UTILIZED THROUGH THE YEAR ENDED DECEMBER 31, 2021. THE COMPANY'S NET OPERATING LOSS FOR THE YEAR ENDED DECEMBER 31, 2000 OF $1,671,139 MAY BE UTILIZED THROUGH THE YEAR ENDED DECEMBER 31, 2020. THE COMPANY'S NET OPERATING LOSS FOR THE YEAR ENDED DECEMBER 31, 1999 OF $205,851 MAY BE UTILIZED THROUGH THE YEAR ENDED DECEMBER 31, 2019. THE NET OPERATING LOSS CREATED DURING THE YEARS ENDED DECEMBER 31, 1994 THROUGH 1998 OF $1,541,236 MAY BE UTILIZED THROUGH THE YEARS ENDED 2014 AND 2018, RESPECTIVELY. SFAS NO. 109 REQUIRES A VALUATION

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STATE)
NOTES  TO  THE  FINANCIAL  STATEMENTS  (UNAUDITED)
THREE  MONTHS  ENDED  MARCH  31,  2002  AND  2001



NOTE  G  -  NET  OPERATING  LOSS  CARRY  FORWARD  (CONTINUED)


ALLOWANCE TO BE RECORDED WHEN IT IS MORE LIKELY THAN NOT THAT SOME OR ALL OF THE DEFERRED TAX ASSETS WILL NOT BE REALIZED. AT JUNE 30, 2002 A VALUATION ALLOWANCE FOR THE FULL AMOUNT OF THE NET DEFERRED TAX ASSET WAS RECORDED BECAUSE OF UNCERTAINTIES AS TO THE AMOUNT OF TAXABLE INCOME THAT WOULD BE GENERATED IN FUTURE YEARS. THE VALUATION ALLOWANCE INCREASED BY APPROXIMATELY $320,000 FOR THE SIX MONTHS ENDED JUNE 30, 2002, USING AN ANTICIPATED INCOME TAX RATE OF 40 PERCENT.

NOTE  H  -OTHER  INCOME


A MINOR AMOUNT OF INCOME WAS EARNED FROM SALES NEAR THE END OF THE SIX MONTH PERIOD UNDER REVIEW. THE MAJORITY OF OTHER INCOME OCCURRED IN THE YEAR ENDED
DECEMBER 31, 1999 & AROSE FROM THE FORGIVENESS OF CERTAIN INDEBTEDNESS TO AN UNRELATED STOCKHOLDER.

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

NOTE  J  -  CORRECTION  OF  ERROR


DURING THE FISCAL YEAR ENDED DECEMBER 31, 2000, THE COMPANY FULLY EXPENSED CERTAIN COMPUTER EXPENDITURES AS WEBSITE/INTERNET DEVELOPMENTAL COSTS. DURING THE YEAR 2001 IT WAS DISCOVERED THAT THE EQUIPMENT WAS BEING USED IN DAILY OPERATIONS AND A RETROACTIVE ADJUSTMENT WAS MADE TO ACCUMULATED DEPRECIATION, ACCUMULATED DEFICIT AND FIXED ASSETS. THE ADJUSTMENTS INCREASED FIXED ASSETS BY $217,000, ACCUMULATED DEPRECIATION INCREASED BY $21,700 AND THE ACCUMULATED
DEFICIT WAS ADJUSTED BY THE NET EFFECT OF THOSE TWO CHANGES. THE 'RESTATED' DEPRECIATION EXPENSE FOR THE SIX MONTHS ENDED JUNE 30,2001 WAS INCREASED BY $21,700 AS A RESULT OF THIS CHANGE.

NOTE  K  -  SUBSEQUENT  EVENTS


ON JULY 17, 2002 THE COMPANY ANNOUNCED THAT IT LAUNCHED A WORLDWIDE FINANCIAL SERVICES DIVISION SPECIALIZING IN MEDIA/ADVERTISING BUYERS CREDIT FACILITIES THAT IT HAS SECURED WORLDWIDE FUNDING SOURCES FOR MEDIA/ADVERTISING INDUSTRY BUYERS. IN A PRIVATE LABELED AND OPEN COOPERATIVE WITH ITS FINANCIAL ASSOCIATES, THE COMPANY WILL UNDERTAKE UNPRECEDENTED FINANCING ALTERNATIVES FOR THE MEDIA/ADVERTISING INDUSTRY AS A WHOLE, INCLUDING ALL ADVERTISING AGENCIES, MEDIA REP FIRMS, MEDIA BUYING FIRMS, TV NETWORKS, RADIO STATIONS, PRINT MEDIUMS AND ONLINE ENTITIES WHO WISH TO PROVIDE FINANCING OPPORTUNITIES FOR THEIR CLIENTS' ADVERTISING PURCHASES.


ON JULY 25, 2002 THE COMPANY ANNOUNCED THAT ITS NEWEST CLIENT HAS SIGNED FOR A MAXIMUM $500,000.00 FULL AGENCY REPRESENTATION AGREEMENT. XRAYMEDIA HAS RECEIVED INITIAL DOCUMENTATION TO PROCEED WITH ARRANGING CREDIT FACILITIES THROUGH ITS FINANCIAL SERVICES DIVISION. UNDER THE TERMS OF THE AGREEMENT XRAYMEDIA WILL DESIGN AND LAUNCH A NEW WEBSITE FOR ITS CLIENT FOLLOWED UP WITH A FULL
ADVERTISING CAMPAIGN, INCLUDING TELEVISION COVERAGE, RADIO SPOTS, PRINT EXPOSURE, ONLINE ADVERTISING AND SPECIAL EVENTS IN A FEW MAJOR CITIES ACROSS NORTH AMERICA.

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

XRAYMEDIA'S  PRINCIPAL  BUSINESS,  AT  PRESENT,  IS  A  GENERAL  MEDIA  INTERNET
SUPERPORTAL WHICH IS ALREADY UNDER EXPANSION. THE WEBSITE, WWW.XRAYMEDIA.COM, WHEN COMPLETED, WILL BE COMPRISED OF A MAIN GENERAL MEDIA SUPERPORTAL THAT WILL BRANCH OUT INTO THREE MEDIA SPECIFIC PORTALS: CORPORATE CULTURE; MEDIA SERVICES; AND COMMUNITY RESOURCES. XRAYMEDIA INTENDS TO SELL CONVENTIONAL MEDIA ADVERTISING SPACE, ONLINE ADVERTISING, AND ADVERTISING AND PUBLIC RELATIONS SERVICES VIA ITS INTERNET WEBSITE.

ON MAY 29, 2001 XRAYMEDIA.COM INC., ANNOUNCED IT HAS ACQUIRED A DYNAMICALLY INTERACTIVE STREAMING - AUCTION/INVENTORY IMPLEMENTING SOFTWARE SYSTEM FROM TRANS4U LTD, A UK CORPORATION, THE METHODOLOGY OF WHICH IS DESCRIBED IN THE "GENERAL COMMENTS" PORTION OF THIS 10QSB. ITEM 2 FLOWS DIRECTLY FROM THIS CQUISITION. THE TRANSACTION ALLOWS FOR XRAYMEDIA TO RETAIN OWNERSHIP OF THE REVISED SOFTWARE WITH ALL THE NECESSARY ADVERTISING/MEDIA INDUSTRY CATEGORIES AND DATABASE STRUCTURES REQUIRED FOR THE SMOOTH OPERATION OF ITS MEDIA AUCTION. UNDER THE TERMS OF THE AGREEMENT XRAYMEDIA IS NOT TO SELL, LICENSE OR DISTRIBUTE THE SOFTWARE TO ANY THIRD PARTIES FOR BUSINESS USE AT ANYTIME.
THE DEAL ALSO CALLS FOR THE TS4UT SYSTEM NOT TO COMPETE IN THE ADVERTISING /MEDIA INDUSTRY WORLDWIDE. IN TURN, XRAYMEDIA CAN ONLY USE THE TECHNOLOGY FOR THE ADVERTISING/MEDIA INDUSTRY WORLDWIDE. XRAYMEDIA, OR SOME FUTURE SUBSIDIARY, IS NOT PRECLUDED FROM ACQUIRING RIGHTS TO OTHER APPLICATION(S) IF SUCH IS WARRANTED.

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

BECAUSE WE ARE CONTINUING THE DEVELOPMENT OF OUR WEBSITE, AND IT'S POTENTIAL MARKETS, WE HAVE YET TO PRODUCE A STEADY REVENUE STREAM. XRAYMEDIA LAUNCHED IT'S GENERAL MEDIA INTERNET SUPERPORTAL DURING 2000. THIS INCLUDED AN AUCTION TEST SITE WHICH COULD NOT BE OPERATED TO OUR SATISFACTION. EFFORTS, EARLY IN 2001 TO CORRECT THE PROBLEM WERE NOT SUCCESSFUL. FROM OUR EXPERIMENTING WITH OTHER SYSTEMS, THE TRANS4U SHOWED ITSELF TO MEET OUR REQUIREMENTS (SPEED, ACCURACY, PRIVACY, AMONGST OTHERS) AFTER MODIFICATIONS TO THE ORIGINAL SOFTWARE PROGRAM, (VERSION 1.0) THIS LIVE
STREAMING MEDIA-MARKETPLACE WAS LAUNCHED ON AUGUST 21, 2001. AT THAT TIME, MEDIA SELLERS WERE ABLE TO OFFER ADVERTISING SPACE AND AIR-TIME THROUGH THE XRAYMEDIA SITE, AND BUYERS WERE ABLE TO BID FOR THE SPACE IN A LIVE, OPEN MARKETPLACE ENVIRONMENT, AS WELL AS THROUGH ONE-ON-ONE NEGOTIATION SESSIONS. ON OCTOBER 29, 2001 VERSION 2.0 OF THE UPGRADED SOFTWARE SYSTEM WAS LAUNCHED. IT ENABLES MEDIA BUY AND SELL ORDERS TO TAKE PLACE IN HIGH VOLUME, AND HAS MADE OUR SYSTEM ONE OF CONSIDERABLE INTEREST TO LARGER SELLERS (AND BUYERS) OF MEDIA TIME AND SPACE.

SINCE DECEMBER 2001 UNTIL NOW THE COMPANY HAS RECEIVED SEVERAL MEDIA BUY AND SELL ORDERS AND INQUIRIES FROM ITS REGISTERED USERS, THE COMPANY HAS ALSO RECEIVED SEVERAL INQUIRIES FOR MEDIA PARTNERSHIP OPPORTUNITIES TO PURSUE ADDITIONAL CASH FLOW SOURCES THROUGH ITS LIVE MEDIA MARKETPLACE V2.0. BASED ON THESE NEW MEDIA ORDERS AND THE HEIGHTENED INTEREST FROM THE GENERAL BUSINESS COMMUNITY THE COMPANY ANTICIPATES CLOSING A NUMBER OF DEALS THROUGH USING
ITS  SYSTEM  WITHIN  THE  THIRD  QUARTER  OF  2002.

CRITICAL  ACCOUNTING  POLICIES


XRAYMEDIA'S FINANCIAL STATEMENTS AND ACCOMPANYING NOTES ARE PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED
STATES. PREPARING FINANCIAL STATEMENTS REQUIRES MANAGEMENT TO MAKE ESTIMATES AND ASSUMPTIONS THAT AFFECT THE REPORTED AMOUNTS OF ASSETS, LIABILITIES,REVENUE, AND EXPENSES. THESE ESTIMATES AND ASSUMPTIONS ARE AFFECTED BY MANAGEMENT'S APPLICATION OF ACCOUNTING POLICIES. CRITICAL ACCOUNTING POLICIES FOR XRAYMEDIA INCLUDE REVENUE RECOGNITION AND ACCOUNTING FOR RESEARCH AND DEVELOPMENT COSTS.

THE  COMPANY  RECOGNIZES  REVENUE  WHEN  EARNED.

FOR FINANCIAL REPORTING PURPOSES, ALL COSTS OF RESEARCH AND DEVELOPMENT ACTIVITIES ARE EXPENSED AS INCURRED.


CERTAIN PRIOR YEAR AMOUNTS HAVE BEEN RECLASSIFIED TO CONFORM TO CURRENT YEAR CLASSIFICATIONS.

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


RESULTS  OF  OPERATIONS;

SALES

THERE WERE MINOR REVENUES LATE IN THE SECOND QUARTER OF 2002, PREVIOUSLY DURING 2000 XRAYMEDIA GENERATED SOME REVENUE FROM OPERATIONS INCLUDING TRADITIONAL MEDIA SERVICE SALES DURING 2000.

LOSSES

NET LOSSES FOR THE SIX MONTHS ENDED JUNE 30, 2002, INCREASED TO $797,797 FROM $720,890 FOR THE SIX MONTHS ENDED JUNE 30,2001. THE INCREASE IN LOSSES WAS PRIMARILY ATTRIBUTABLE TO INCREASED COMPENSATION EXPENSE, A NEW COSTING CATEGORY INTRODUCED RETROACTIVELY IN 2001,TO REFLECT A REPORTING CHANGE TO SHARE PRICING AT MARKET VALUE FOR SHARES ISSUED UNDER IT'S STOCK PERFORMANCE PLAN AND UNDER SECTION 144-CONTROL POSITION. XRAYMEDIA EXPECTS TO CONTINUE TO INCUR LOSSES AT LEAST THROUGH FISCAL YEAR 2002 AND THERE CAN BE NO ASSURANCE THAT XRAYMEDIA WILL ACHIEVE OR MAINTAIN PROFITABILITY OR THAT REVENUES WILL BE GENERATED OR THAT GROWTH CAN BE SUSTAINED IN THE FUTURE.

EXPENSES

GENERAL  AND  ADMINISTRATIVE  EXPENSES  FOR  THE  SIX  MONTHS  ENDED  JUNE  30,
2002, INCREASED  AS  OUTLINED  IN  THE  PREVIOUS  SECTION  -  (LOSSES), WERE
 $797,797.

DEPRECIATION AND AMORTIZATION EXPENSES FOR THE SIX MONTHS ENDED JUNE 30, 2002, AND JUNE 30, 2001, (RESTATED) WERE $29,245 AND $28,460 RESPECTIVELY.

LIQUIDITY  AND  CAPITAL  RESOURCES

CASH FLOWS USED BY OPERATIONS WAS $19,509 FOR THE SIX MONTHS ENDED JUNE 30, 2002, AND $83,351 FOR THE SIX MONTHS ENDED JUNE 30, 2001. THE DECREASE IN NEGATIVE CASH FLOW FOR THE SIX MONTHS ENDED JUNE 30, 2002, WAS ATTRIBUTABLE TO THE INCREASE IN NON-CASH EXPENSES AS COMPARED TO THE PRIOR PERIOD.

CASH  FLOWS  USED  IN  INVESTING  ACTIVITIES WAS $6,432 FOR THE SIX MONTHS ENDED
JUNE 30, 2002, AND $3,935 FOR THE SIX MONTHS ENDED JUNE 30, 2001. THE MINOR INCREASE IN NEGATIVE CASH FLOW FOR THE SIX MONTHS ENDED JUNE 30, 2002, IS PRIMARILY ATTRIBUTABLE TO THE INCREASE IN SECURITY DEPOSITS.

CASH FLOWS GENERATED FROM FINANCING ACTIVITIES WAS $30,000 FOR THE SIX MONTHS ENDED JUNE 30, 2002, AND $55,500 FOR THE SIX MONTHS ENDED JUNE 30,
2001. XRAYMEDIA'S FINANCING ACTIVITIES FOR THE FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 PRIMARILY CONSISTED OF THE ISSUANCE OF THE XRAYMEDIA'S COMMON STOCK TO RETIRE A PORTION OF IT'S DEBT.

XRAYMEDIA HAS FUNDED ITS CASH NEEDS OVER THE PERIODS COVERED BY THIS FORM 10-QSB THROUGH THE ADVANCES FROM OUTSIDE PARTIES . XRAYMEDIA ANTICIPATES THAT THIS IS NOT SUFFICIENT WORKING CAPITAL TO COVER ITS CASH NEEDS OVER THE NEXT TWO QUARTERS. XRAYMEDIA INTENDS TO COVER ITS CASH NEEDS OVER THE NEXT SIX
MONTHS  IN  PART  THROUGH  OUTSIDE  ADVANCES,  BUT  ALSO  THROUGH  THE  SALE  OF
ADDITIONAL SHARES OF ITS COMMON STOCK PURSUANT TO A REGISTRATION STATEMENT OR AN APPROPRIATE EXEMPTION FROM REGISTRATION. HOWEVER, THERE IS NO GUARANTEE THAT XRAYMEDIA WILL BE ABLE TO RAISE ADDITIONAL FUNDS FROM THE SALE OF ITS SECURITIES.

ON JANUARY 18, 2000, XRAYMEDIA NEGOTIATED A PRIVATE PLACEMENT WITH TWO SEPARATE INVESTMENT GROUPS IN THE AMOUNTS OF $500,000.00 AND $360,000.00 FOR NETTED PROCEEDS OF $810,000.00 TO BE USED AS GENERAL WORKING CAPITAL. THESE TOTAL GROSS PROCEEDS BOUGHT 4,050,000 UNITS AT A PRICE OF $.20 PER UNIT. EACH UNIT CONSISTED OF ONE SHARE ("SHARE") OF COMMON STOCK OF XRAYMEDIA AND ONE WARRANT TO PURCHASE AN ADDITIONAL SHARE OF COMMON STOCK AT A PRICE OF $.30 FOR A PERIOD OF ONE YEAR FROM THE DATE OF ISSUANCE ("FIRST HOLD PERIOD") AND AT A PRICE OF $.50 FOR A PERIOD OF ONE YEAR FROM THE END OF THE FIRST HOLD PERIOD ("SECOND HOLD PERIOD"). A PORTION OF THE SHARES WERE OFFERED TO 22 NON-US RESIDENTS OUTSIDE THE UNITED STATES IN RELIANCE UPON REGULATION S
PROMULGATED UNDER THE SECURITIES ACT OF 1933 AND THE REMAINDER OF THE SHARES OFFERED TO 4 INVESTORS IN THE UNITED STATES IN RELIANCE UPON REGULATION D.

CAPITAL  EXPENDITURES

XRAYMEDIA MADE SIGNIFICANT CAPITAL EXPENDITURES ON PROPERTY OR EQUIPMENT FOR THE DEVELOPMENT OF IT'S WEBSITE, COMPUTERS AND SERVERS OVER THE PERIODS COVERED BY THIS AND EARLIER REPORTS. THE ONLY PLANNED CAPITAL EXPENDITURE IS ONGOING WEBSITE DEVELOPMENT AND OPERATING COSTS. XRAYMEDIA HAS BUDGETED $150,000 FOR THIS EXPENDITURE.

AS OF JULY 2002, XRAYMEDIA'S WEBSITE HAS PASSED ITS TEST STAGE AND IS DEEMED TO BE OPERATIONAL. XRAYMEDIA'S ESTIMATED CASH REQUIREMENTS ARE APPROXIMATELY $675,000 ANNUALLY. THE MAJORITY OF OUR CASH REQUIREMENTS WILL BE USED FOR PERSONNEL COSTS, PROFESSIONAL FEES AND FURTHER WEBSITE DEVELOPMENT.

INCOME  TAX  EXPENSE  (BENEFIT)

XRAYMEDIA HAS NET OPERATING LOSS CARRY FORWARDS OF APPROXIMATELY $5,800,000 WHICH WILL EXPIRE BETWEEN 2013 & 2022.



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


                               XRAYMEDIA.COM,  INC.


                              DATED:  JULY  31,  2002
                            BY:  /S/  RAYMOND  C.  DABNEY
                               RAYMOND  C.  DABNEY,
                                PRESIDENT  AND  CEO