Form 10QSB
period 2002-09-30
XRAYMEDIA COM INC
filed 2002-11-15
CIK 1097068

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

                               YES  XX           NO


         THE NUMBER OF OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK, $0.001 PAR VALUE (THE ONLY CLASS OF VOTING STOCK), AS OF SEPT. 30, 2002 WAS 83,530,778. THE NUMBER OF OUTSTANDING SHARES AT THE DATE OF COMPLETION OF THIS REPORT, (NOV. 4,2002), WAS 83,530,778

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


                      [THIS  SPACE  LEFT  BLANK  INTENTIONALLY]

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STAGE)
BALANCE  SHEET  (UNAUDITED)
SEPT.  30,  2002
-------------------------------------------------------------------------------

                ASSETS                                         SEPT.  30
                                                                 2002
------------------------------------------------------------------------
CURRENT  ASSETS

CASH                                                         $     2,642
ACCOUNTS  RECEIVABLE                                                 943
PREPAID  EXPENSES                                                      0
                                                            ------------
TOTAL  CURRENT  ASSETS                                             3,585
                                                            ------------
FIXED  ASSETS
----------------------------------------------------------
FURNITURE  AND  EQUIPMENT  (NOTE  B)
COST                                                            295,434
ACCUMULATED  DEPRECIATION                                      (129,908)
                                                            ------------
NET                                                             165,526
SOFTWARE  LICENSE  (NOTE  B)                                     25,000
                                                            ------------
                                                                190,526
                                                            ------------
OTHER  ASSETS
----------------------------------------------------------
SECURITY  DEPOSIT                                                14,003
                                                            ------------
TOTAL  ASSETS                                               $   208,114
                                                            ============
CURRENT  LIABILITIES
----------------------------------------------------------
ACCRUED  EXPENSES  (NOTE  C)                                $   429,885
ACCRUED  WAGES  PAYABLE148,850
ADVANCE  FROM  RELATED  PARTY  (NOTE  D)                        668,181
ADVANCES  -  OTHER                                               44,210
                                                            ------------
TOTAL  CURRENT  LIABILITIES                                   1,291,126
                                                            ------------
TOTAL  LIABILITIES                                            1,291,126
                                                            ------------
STOCKHOLDERS'  EQUITY  <DEFICIT>(NOTE  F)
----------------------------------------------------------
COMMON  STOCK,  PAR  VALUE  $.001;  100,000,000
SHARES  AUTHORIZED;  ISSUED  AND  OUTSTANDING  83,530,778
AT  SEPT.  30,  2002                                             83,531
ADDITIONAL  PAID  IN  CAPITAL                                 5,618,005
DEFICIT  AT  INCEPTION  DATE(746,875)
ACCUMULATED  DEFICIT  DURING  THE  DEVELOPMENT  STAGE        (6,007,578)
COMMON  STOCK  NOTE  RECEIVABLE                                 (30,095)
                                                            ------------
TOTAL  STOCKHOLDERS'  EQUITY  (DEFICIT)                      (1,083,012)
                                                            ------------
TOTAL  LIABILITIES  AND
  STOCKHOLDERS'  EQUITY  (DEFICIT)                          $   208,114
                                                            ============

                       SEE  NOTES  TO  FINANCIAL  STATEMENTS.

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STAGE)
STATEMENTS  OF  OPERATIONS  AND  ACCUMULATED  DEFICIT
THREE MONTHS AND NINE MONTHS ENDED SEPT. 30, 2002 (UNAUDITED) COMPARATIVE; SAME PERIODS - 2001.
AND  THE  PERIOD  MARCH  1,  1994  (INCEPTION  OF  THE  DEVELOPMENT  STAGE)
 TO  SEPT.  30,  2002
--------------------------------------------------------------------------------

                                                                                                  Period from March 1, 1994
                                                                                                    (inception of the
                                   Three Months Ended SEPT. 30,    Nine Months Ended SEPT. 30,     development stage) to
                                      2002           2001            2002            2001              SEPT. 30,2002
                                              (as restated)                    (as restated)            (as restated)
----------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
------------------------------
Personnel Costs. . . . . . . .    $  21,000       $  25,849        $  63,000      $   71,838        $  583,871
Compensation expense . . . . -            -               -          397,500         253,300         1,766,500
Occupancy costs. . . . . . . .       18,658          11,963           53,631          48,514           268,693
Professional fees. . . . . . .       45,344          26,721           87,344         140,967           936,769
Computer costs   . . . . . . .            0               0                0               0                 0
Marketing .  . . . . . . . . .       10,918             985           16,512           9,483            96,022
Travel . . . . . . . . . . . .       11,998           4,405           27,216          23,971           204,730
Consulting . . . . . . . . . .       18,750          18,668           56,250          59,703           324,314
Interest and bank charges. .          7,538           2,890           10,784          10,067            32,257
Office supplies & administration     10,316           9,767           30,600          34,509           194,356
Communication. . . . . . . . .        6,478           4,927           18,666          16,509           122,894
Insurance. . . . . . . . . . .            0          11,032                0          32,329            77,089
Miscellaneous. . . . . . . . .          446             241            4,250           3,952            26,336
Transfer fees. . . . . . . .            319             100            3,044           1,891            16,789
Depreciation and amortization.       14,770          14,230           44,015          42,690           149,119
Bad  debt expense. . . . . . .            -               -                -               -             5,400
Website/Internet/Computer exp.       51,984          29,790          197,527         102,293           506,539
Investor relations . . . . . .        2,436           1,542            9,379          31,984           100,170
                                ------------  --------------  --------------  --------------   ----------------
TOTAL EXPENSES . . . . . . . .      220,955         163,110        1,019,718        884,000         5,411,848
                                ------------  --------------  --------------  --------------   ----------------
OTHER INCOME (LOSS)
Revenue. . . . . . . . . . . .          600               -           1,566               -             46,551
Dissolution of Corp Reports. .            -               -               -               -           (503,507)
Other. . . . . . . . . . . . .            -               -               -               -           (138,774)
                                ------------  --------------  --------------  ---------------  ----------------

NET (LOSS)                         (220,355)  $  (  163,110)  $  (1,018,152)   $  (  884,000)   $   (6,007,578)
Accumulated Deficit: Beginning   (5,787,223)     (4,139,116)     (4,989,426)      (3,418,226)                -
                                ------------  --------------  --------------  ---------------   ---------------

Ending . . . . . . . . . . . .  $(6,007,578)  $  (4,302,226)  $  (6,007,578)  $   (4,302,226)   $   (6,007,578)
                                ============  ==============  ==============  ===============   ===============

BASIC AND DILUTED
LOSS PER SHARE (NOTE A). . . .  $    (0.003)  $       (0.01)  $       (0.01)  $        (0.01)
                                ============  ==============  ==============  ==============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING. .    83,530,778     36,605,778      82,936,778       39,436,500
                                ============  ==============  ==============  ===============

                       SEE  NOTES  TO  FINANCIAL  STATEMENTS.

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STAGE)
STATEMENTS  OF  CASH  FLOWS
FOR  THE  NINE  MONTHS  ENDED  SEPT.  30,  2002  AND  2001
PLUS THE PERIOD MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE) TO SEPT. 30, 2002
--------------------------------------------------------------------------------

                                                                                                  March 1, 1994
                                                                                                 (inception of
                                                        NINE MONTHS Ended SEPT. 30,          development stage) to
                                                                          2001                  SEPT. 30, 2002
                                                           2002      (as restated)              (as restated)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . . . . . . . . .  $(1,018,152)      $(884,000)                 $(6,007,578)
Adjustments to reconcile net loss
 to net cash used by operating activities:
Depreciation. . . . . . . . . . . . . . . . . . . . .       44,015          42,690                      149,119
Shares issued in exchange for services
charged to Professional fees. . . . . . . . . . . . .            -          55,500                       72,000
Shares issued for stock performance plan. . . . . . .      172,500          85,750                     1,040750
Shares issued under section 144-control position. . .      225,000         175,000                      750,000
Shares issued for services. . . . . . . . . . . . . .       90,000          35,000                      305,000
Abandonment of furniture & equipment. . . . . . . . .            -               -                       30,809
Bad debt expense. . . . . . . . . . . . . . . . . . .                                                     5,400
Write-off of goodwill . . . . . . . . . . . . . . . .            -               -                      464,831
CHANGES IN CURRENT ASSETS AND CURRENT
ASSETS AND CURRENT LIABILITIES:
(Increase) decrease in current assets:
Prepaid expenses. . . . . . . . . . . . . . . . . . .        3,793               -                            0
Accounts receivable . . . . . . . . . . . . . . . . .            -           5,700                       (6,343)
Increase (decrease) in current liabilities:
Accrued expenses. . . . . . . . . . . . . . . . . . .      143,151         144,152                      429,885
Accrued wages payable . . . . . . . . . . . . . . . .       63,000          62,850                      148,850
Advances from related parties . . . . . . . . . . . .      212,032         249,254                      668,181
Other advances. . . . . . . . . . . . . . . . . . . .       44,210               0                       44,210
                                                       ------------  --------------                -------------

NET CASH  USED FOR OPERATING ACTIVITIES . . . . . . .      (20,451)        (28,104)                  (1,904,886)
                                                       ------------  --------------               --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment. . . . . . . .       (5,823)         (3,748)                    (345,454)
Acquisition of software . . . . . . . . . . . . . . .            -               -                      (25,000)
(Increase) decrease in security deposit . . . . . . .       (3,619)            726                      (14,003)
(Purchase) of  goodwill . . . . . . . . . . . . . . .            -               -                     (464,831)
                                                       ------------  --------------                -------------

NET CASH (USED) FOR INVESTING ACTIVITIES. . . . . . .      ( 9,442)       (  3,022)                    (849,288)
                                                       ------------  --------------               --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of notes payable . . . . . . . .       30,000               -                    1,733,311
Shares issued for note. . . . . . . . . . . . . . . .                                                       (95)
Sale of common stock. . . . . . . . . . . . . . . . .            -               -                    1,023,600
                                                       ------------  --------------               --------------
NET CASH PROVIDED  BY FINANCING
 ACTIVITIES . . . . . . . . . . . . . . . . . . . . .       30,000               -                    2,756,816
                                                       ------------  --------------               --------------

NET INCREASE (DECREASE) IN CASH . . . . . . . . . . .          107         (31,126)                       2,642

CASH, beginning of period . . . . . . . . . . . . . .        2,535          42,122                           -
                                                       ------------  --------------                --------------

CASH, end of period . . . . . . . . . . . . . . . . .  $     2,642   $      10,336                 $      2,642
                                                       ============  ==============                ============

SUPPLEMENTAL DISCLOSURE:
Noncash investing and financing activities

Shares issued for debt. . . . . . . . . . . . . . . .  $    30,000   $      55,500
Shares issued for services. . . . . . . . . . . . . .       90,000          35,000
Shares issued for stock performance plan. . . . . . .      172,500          85,750
Shares issued under section 144 - control position. .      225,000         175,000
Shares issued in exchange for extended business model            -               0

                                                       ------------  --------------
                                                       $   517,500   $     351,250
                                                       ============  ==============

No significant amounts of interest or taxes were paid during the periods shown above.

                       SEE  NOTES  TO  FINANCIAL  STATEMENTS.

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STATE)
NOTES  TO  THE  FINANCIAL  STATEMENTS  (UNAUDITED)
FOR  THE  NINE  MONTHS  ENDED  SEPT.  30,  2002  AND  2001
--------------------------------------------------------------------------------


NOTE  A  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
-----------------------------------------------------------------------------

BASIS  OF  PRESENTATION
-----------------------

THE  UNAUDITED  FINANCIAL  STATEMENTS  OF  XRAYMEDIA.COM  (THE  COMPANY)  AS  OF
SEPTEMBER
2002  AND  2001  AND  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 HAVE
BEEN
PREPARED IN ACCORDANCE WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES FOR INTERIM REPORTING. ACCORDINGLY, THEY DO NOT INCLUDE ALL OF THE DISCLOSURES REQUIRED BY ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED
STATES FOR COMPLETE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN THE COMPANY'S
FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2001. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING ONLY OF NORMAL RECURRING ADJUSTMENTS) CONSIDERED NECESSARY
FOR A FAIR PRESENTATION OF THE INTERIM FINANCIAL INFORMATION HAVE BEEN INCLUDED. THE RESULTS OF OPERATIONS FOR ANY INTERIM PERIOD ARE NOT NECESSARILY INDICATIVE OF THE RESULTS OF OPERATIONS FOR THE ENTIRE YEAR.

ACCOUNTING  POLICIES
--------------------

THE ACCOUNTING POLICIES FOLLOWED IN THE PRESENTATION OF INTERIM FINANCIAL RESULTS ARE THE SAME AS THOSE FOLLOWED ON AN ANNUAL BASIS. THESE POLICIES ARE PRESENTED IN NOTE A TO THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2001 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

CERTAIN PRIOR YEAR AMOUNTS HAVE BEEN RECLASSIFIED TO CONFORM TO CURRENT YEAR CLASSIFICATIONS.

ORGANIZATION
------------


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

SUMMARY  OF  SIGNIFICANT  ACCOUNTING  PRINCIPLES
------------------------------------------------

A.  ACCOUNTING  ESTIMATES
-------------------------

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

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STATE)
NOTES  TO  THE  FINANCIAL  STATEMENTS
FOR  THE  NINE  MONTHS  ENDED  SEPT.  30,  2002  AND  2001
--------------------------------------------------------------------------------


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

SUMMARY  OF  SIGNIFICANT  ACCOUNTING  PRINCIPLES  (CONTINUED)
-------------------------------------------------------------

B.  BASIC  EARNINGS  PER  SHARE
-------------------------------

BASIC EARNINGS <LOSS> PER SHARE HAVE BEEN CALCULATED IN CONFORMITY WITH FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENT NO. 128 "EARNINGS PER SHARE". THE COMPANY HAS A SIMPLE CAPITAL STRUCTURE WITH NO SIGNIFICANT POTENTIAL COMMON SHARES. BASIC EARNINGS <LOSS> PER SHARE IS CALCULATED WEIGHTED ON THE AVERAGE NUMBER OF COMMON SHARES OUTSTANDING.

C.  OFFICE  FURNITURE  AND  EQUIPMENT
-------------------------------------

OFFICE  FURNITURE  AND  EQUIPMENT  PURCHASES  ARE  CAPITALIZED  AND  THE  COST
DEPRECIATED OVER THE ESTIMATED USEFUL LIVES OF THE RELATED ASSETS, GENERALLY FIVE TO SEVEN YEARS UNDER THE STRAIGHT-LINE METHOD. OFFICE FURNITURE AND EQUIPMENT ABANDONED IS WRITTEN OFF AT THE TIME OF THE ABANDONMENT.

D.  ISSUANCE  OF  COMMON  STOCK
-------------------------------

THE ISSUANCE OF COMMON STOCK FOR OTHER THAN CASH IS RECORDED BY THE COMPANY AT MANAGEMENTS ESTIMATE OF THE FAIR VALUE OF THE ASSETS ACQUIRED OR SERVICE RENDERED.

E.  INCOME  TAXES
-----------------

IN  2001  AND  THE  FIRST NINE MONTHS OF 2002, ONLY THE MINIMUM STATE TAXES WERE
PAID.
NO TAXES ARE PAYABLE FOR THE NINE MONTHS ENDED SEPT. 30, 2002. THE COMPANY HAS NET OPERATING LOSSES OF APPROXIMATELY $6,000,000, WHICH WILL EXPIRE IN THE 20TH YEAR FROM THE DATE THE LOSSES WERE INCURRED, I.E. FROM 2014 TO 2022.

F.  FUNCTIONAL  CURRENCY
------------------------

THE FINANCIAL STATEMENTS ARE STATED IN U. S. DOLLARS, WHICH IS THE FUNCTIONAL CURRENCY OF THE COMPANY.

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STATE)
NOTES  TO  THE  FINANCIAL  STATEMENTS  (UNAUDITED)
FOR  THE  NINE  MONTHS  ENDED  SEPT.  30,  2002  AND  2001
--------------------------------------------------------------------------------


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

SUMMARY  OF  SIGNIFICANT  ACCOUNTING  PRINCIPLES  (CONTINUED)
-------------------------------------------------------------

G.  IMPACT  OF  ACCOUNTING  STANDARDS
-------------------------------------

IN  SEPT.  2001,  THE FASB ISSUED SFAS NO. 141, "BUSINESS COMBINATIONS" AND SFAS
NO.
142 "GOODWILL AND OTHER INTANGIBLE ASSETS." UNDER THESE NEW STANDARDS, ALL ACQUISITIONS SUBSEQUENT TO SEPT. 30, 2001 MUST BE ACCOUNTED FOR UNDER THE
PURCHASE METHOD OF ACCOUNTING AND PURCHASED GOODWILL IS NO LONGER AMORTIZED OVER ITS USEFUL LIFE. INSTEAD, GOODWILL WILL BE SUBJECT TO A PERIODIC IMPAIRMENT TEST BASED UPON ITS VALUE. THE COMPANY DOES NOT EXPECT ANY EFFECT ON ITS FINANCIAL POSITION OR RESULTS OF OPERATIONS FROM THE ADOPTION OF THIS STATEMENT. IN AUGUST 2001, THE FASB ISSUED SFAS NO. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS." SFAS 143 ESTABLISHES ACCOUNTING STANDARDS FOR RECOGNITION AND MEASUREMENT OF A LIABILITY FOR THE COSTS OF ASSET RETIREMENT OBLIGATIONS. UNDER SFAS 143, THE COSTS OF RETIRING AN ASSET WILL BE RECORDED AS A LIABILITY WHEN THE RETIREMENT OBLIGATION ARISES, AND WILL BE AMORTIZED TO EXPENSE OVER THE LIFE OF THE ASSET. THE COMPANY DOES NOT EXPECT ANY EFFECT ON ITS FINANCIAL POSITION OR RESULTS OF OPERATIONS FROM THE ADOPTION OF THIS STATEMENT. IN OCTOBER 2001, THE FASB ISSUED SFAS NO. 144, "ACCOUNTING FOR THE
IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." SFAS 144 ADDRESSES FINANCIAL ACCOUNTING AND REPORTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS AND DISCONTINUED OPERATIONS. THE COMPANY DOES NOT EXPECT ANY EFFECT ON ITS FINANCIAL POSITION OR RESULTS OF OPERATIONS FROM THE ADOPTION OF THIS STATEMENT.

H.  DEFERRED  TAX  ASSETS
-------------------------

DIFFERENCES BETWEEN ACCOUNTING RULES AND TAX LAWS CAUSE DIFFERENCES BETWEEN THE BASES OF CERTAIN ASSETS AND LIABILITIES FOR FINANCIAL REPORTING PURPOSES AND TAX PURPOSES. THE TAX EFFECTS OF THESE DIFFERENCES, TO THE EXTENT THEY ARE TEMPORARY, ARE RECORDED AS DEFERRED TAX ASSETS AND LIABILITIES UNDER SFAS 109 AND CONSIST PRIMARILY OF NET OPERATING LOSS CARRYFORWARD AMOUNTING TO APPROXIMATELY $6,000,000. BECAUSE OF THE UNCERTAINTY OF UTILIZING THE NET OPERATING LOSS CARRYFORWARD, A VALUATION ALLOWANCE OF THE MAXIMUM HAS BEEN PROVIDED AGAINST THE DEFERRED TAX ASSET (SEE NOTE F).

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STATE)
NOTES  TO  THE  FINANCIAL  STATEMENTS  (UNAUDITED)
NINE  MONTHS  ENDED  SEPT.  30,  2002  AND  2001
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------


SUMMARY  OF  SIGNIFICANT  ACCOUNTING  PRINCIPLES  (CONTINUED)
-------------------------------------------------------------


I.  RECLASSIFICATION
--------------------


CERTAIN  2001  AMOUNTS  HAVE  BEEN  RECLASSIFIED  TO  CONFORM  WITH  2002
CLASSIFICATIONS.

NOTE  B  -  FURNITURE  AND  EQUIPMENT
-------------------------------------


PROPERTY  AND  EQUIPMENT  AT  SEPT.  30,  2002  CONSISTED  OF:

                                             2002
----------------------------------------------------------
FURNITURE  AND  EQUIPMENT                  $295,434
SOFTWARE  LICENSE                           25,000
LESS:  ACCUMULATED  DEPRECIATION           (129,905)
                                           ---------
FURNITURE  AND  EQUIPMENT,  NET            $190,526
                                          ==========

DEPRECIATION  EXPENSE  FOR  THE  NINE  MONTHS  ENDED SEPT. 30, 2002 WAS $29,245.

NOTE  C  -  ACCRUED  EXPENSES
-----------------------------

ACCRUED  EXPENSES  AT  SEPT.  30,  2002  CONSISTED  OF THE FOLLOWING CATEGORIES:

                                          SEPT.  30
                                             2002
----------------------------------------------------
ACCRUED  CONSULTING  EXPENSE                $31,010
ACCRUED  OFFICE  EXPENSE                     97,974
ACCRUED  PROFESSIONAL  FEES  EXPENSE        197,003
ACCRUED  WEBSITE/INTERNET  EXPENSE           86,458
ACCRUED  OTHER  EXPENSES                     17,440
                                          ---------
TOTAL  ACCRUED  EXPENSE                  $  429,885
                                        ===========

NOTE  D  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

A SHAREHOLDER AND CLOSE FRIEND OF THE PRESIDENT HAS ADVANCED MONEY WITHOUT INTEREST TO THE COMPANY DURING THE NINE MONTHS UNDER REVIEW TO BE USED IN DAILY OPERATIONS. ADDITIONALLY, 1,000,000 SHARES WERE ISSUED TO THE RELATED PARTY IN CONSIDERATION OF FORGIVENESS OF ADVANCES. THE SHARES WHICH WERE ISSUED DURING THE QUARTER
ENDED MARCH 31, 2002 WERE VALUED AT $0.03 PER SHARE FOR A TOTAL AMOUNT OF $30,000, AND
REPRESENTS THE VALUE OF THE DEBT THAT WAS FORGIVEN. THE TOTAL LIABILITY TO THE RELATED PARTY INCREASED BY $130,443 DURING THE NINE MONTHS ENDED SEPT. 30, 2002.

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STATE)
NOTES  TO  THE  FINANCIAL  STATEMENTS  (UNAUDITED)
NINE  MONTHS  ENDED  SEPT.  30,  2002  AND  2001
--------------------------------------------------------------------------------

NOTE  E  -  STOCK  PERFORMANCE  PLAN
------------------------------------

THE BOARD OF DIRECTORS OFFERS COMMON STOCK, ON A DISCRETIONARY BASIS, TO CERTAIN INDIVIDUALS WHO HAVE BEEN INSTRUMENTAL IN THE COMPANY'S CONTINUANCE. DURING THE NINE MONTHS ENDED SEPT. 30, 2002 AND 2001, 5,750,000 AND 2,450,000 SHARES WERE ISSUED OF COMMON STOCK UNDER THE STOCK PERFORMANCE PLAN, RESPECTIVELY. COMPENSATION EXPENSE IN THE AMOUNT OF $172,500 IN 2002 AND $82,500 IN 2001 WAS RECORDED IN THE STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT FOR THE ISSUANCE.

NOTE  F  -  COMMON  STOCK
-------------------------

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

DURING THE NINE MONTHS ENDED SEPT. 30, 2002 STOCK WAS ISSUED TO PARTIES TO WHOM THE
COMPANY  OWED  MONEY  FOR  DEBT  AND  SERVICES.  THE  STOCK  WAS  ISSUED  FOR  A
VALUE
OF $0.03 PER SHARE FOR A TOTAL RELIEF OF DEBT OF $90,000. THE SPECIFIC SHARES WERE ISSUED IN THE FIRST QUARTER.

DURING  THE  NINE  MONTHS ENDED SEPT. 30, 2002 STOCK WAS ISSUED TO ITS PRESIDENT
AND
DIRECTOR, RAYMOND DABNEY IN RECOGNITION OF SERVICES PERFORMED. THE TOTAL NUMBER OF SHARES ISSUED WAS 7,500,000, VALUED AT $0.03 PER SHARE.
COMPENSATION EXPENSE IN THE AMOUNT OF $225,000 WAS RECORDED IN THE STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT FOR THE ISSUANCE. ALL SHARES WERE ISSUED IN THE FIRST QUARTER.


NOTE  G  -  NET  OPERATING  LOSS  CARRY  FORWARD
------------------------------------------------


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

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STATE)
NOTES  TO  THE  FINANCIAL  STATEMENTS  (UNAUDITED)
NINE  MONTHS  ENDED  SEPT  30,  2002  AND  2001
--------------------------------------------------------------------------------


NOTE  G  -  NET  OPERATING  LOSS  CARRY  FORWARD  (CONTINUED)
-------------------------------------------------------------

ALLOWANCE TO BE RECORDED WHEN IT IS MORE LIKELY THAN NOT THAT SOME OR ALL OF THE DEFERRED TAX ASSETS WILL NOT BE REALIZED. AT SEPT. 30, 2002 A VALUATION ALLOWANCE FOR THE FULL AMOUNT OF THE NET DEFERRED TAX ASSET WAS RECORDED BECAUSE OF UNCERTAINTIES AS TO THE AMOUNT OF TAXABLE INCOME THAT WOULD BE GENERATED IN FUTURE YEARS. THE VALUATION ALLOWANCE INCREASED BY APPROXIMATELY $400,000 FOR THE NINE MONTHS ENDED SEPT. 30, 2002, USING AN ANTICIPATED INCOME TAX RATE OF 40 PERCENT.

NOTE  H  -OTHER  INCOME
-----------------------

A MINOR AMOUNT OF INCOME WAS EARNED FROM SALES NEAR THE END OF THE NINE MONTH PERIOD UNDER REVIEW. THE MAJORITY OF OTHER INCOME OCCURRED IN THE YEAR ENDED
DECEMBER 31, 1999 & AROSE FROM THE FORGIVENESS OF CERTAIN INDEBTEDNESS TO AN UNRELATED STOCKHOLDER.

NOTE  I  -  GOING  CONCERN
--------------------------

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

NOTE  J  -  CORRECTION  OF  ERROR
---------------------------------

DURING THE FISCAL YEAR ENDED DECEMBER 31, 2000, THE COMPANY FULLY EXPENSED CERTAIN COMPUTER EXPENDITURES AS WEBSITE/INTERNET DEVELOPMENTAL COSTS. DURING THE YEAR 2001 IT WAS DISCOVERED THAT THE EQUIPMENT WAS BEING USED IN DAILY OPERATIONS AND A RETROACTIVE ADJUSTMENT WAS MADE TO ACCUMULATED DEPRECIATION, ACCUMULATED DEFICIT AND FIXED ASSETS. THE ADJUSTMENTS INCREASED FIXED ASSETS BY $217,000, ACCUMULATED DEPRECIATION INCREASED BY $14,230 AND THE ACCUMULATED
DEFICIT  WAS  ADJUSTED  BY  THE  NET  EFFECT  OF  THOSE  TWO  CHANGES.  THE
'RESTATED'
DEPRECIATION EXPENSE FOR THE NINE MONTHS ENDED SEPT. 30,2001 WAS INCREASED BY $14,230 AS A RESULT OF THIS CHANGE.

NOTE  K  -  SUBSEQUENT  EVENTS
------------------------------

ON JULY 17, 2002 THE COMPANY ANNOUNCED THAT IT LAUNCHED A WORLDWIDE FINANCIAL SERVICES DIVISION SPECIALIZING IN MEDIA/ADVERTISING BUYERS CREDIT FACILITIES THAT IT HAS SECURED WORLDWIDE FUNDING SOURCES FOR MEDIA/ADVERTISING INDUSTRY BUYERS. IN A PRIVATE LABELED AND COOPERATIVE WITH ITS FINANCIAL ASSOCIATES, THE COMPANY WILL UNDERTAKE UNPRECEDENTED FINANCING ALTERNATIVES FOR THE MEDIA/ADVERTISING INDUSTRY AS A WHOLE, INCLUDING ALL ADVERTISING AGENCIES, MEDIA REP FIRMS, MEDIA BUYING FIRMS, TV NETWORKS, RADIO STATIONS, PRINT MEDIUMS AND ONLINE ENTITIES WHO WISH TO PROVIDE FINANCING OPPORTUNITIES FOR THEIR CLIENTS' ADVERTISING PURCHASES.


On October 9, 2002 THE COMPANY ANNOUNCED THAT IT LAUNCHED the "XR2 System" it will offer sales/marketing-oriented individuals regardless of their experience the opportunity to receive commissions and bonuses, while using the "Live Media Marketplace".
The company is creating jobs & Agency Branches offering licensed Independent Media Managers and Independent Media Traders full time or part-time opportunities in the media industry.
The goal is to bring on 10 or more IMM's or IMT's in each major city across North America.
Providing licensees, with full training and course manuals, presentations, sales techniques, brochures, lead generation, on going customer support & training.



   ITEM  2.           MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

AS USED HEREIN THE TERMS "XRAY" AND "XRAYMEDIA " REFERS TO XRAYMEDIA.COM, INC., A MINNESOTA CORPORATION, ITS SUBSIDIARIES AND PREDECESSORS, UNLESS THE CONTEXT INDICATES OTHERWISE. ON SEPT28, 2000 THE NAME WAS CHANGED FROM E-BIDD.COM, INC., TO XRAYMEDIA.COM INC. TO AVOID A POTENTIAL CONFLICT WITH ANOTHER TOTALLY SEPARATE AND UNRELATED COMPANY BY A SIMILAR NAME, WWW.EBID.COM, THAT ALSO OPERATED AS AN INTERNET AUCTION SITE.

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

On May 29, 2001 Xraymedia.com inc., announced it has acquired a dynamically Interactive streaming - auction/inventory implementing software system from Trans4u Ltd, a UK corporation, the methodology of which is described in the "general comments" portion of this 10qsb. Item 2 flows directly from this acquisition. The transaction allows for XRAYMEDIA to retain ownership of the revised software With all the necessary advertising/media industry categories and database structures required for the smooth operation of its media auction. Under the terms of the agreement XRAYMEDIA is not to sell, license or distribute the software to any third parties for business use at anytime. The deal also calls for the TS4Ut system not to compete in the advertising/media industry worldwide. In turn, XRAYMEDIA can only use the technology for the advertising/ media industry worldwide. XRAYMEDIA, or some future subsidiary, is not precluded from acquiring rights to other application(s) if such is warranted.

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

Since December 2001 until now the company has received several media buy and Sell orders and inquiries from its registered users, the company has also Received several inquiries for media partnership opportunities to pursue additional cash flow sources through its live media marketplace v2.0. Based on these new media orders and the heightened interest from the general business community the company anticipates closing a number of deals through using its system within the final quarter of 2002, spilling over into 2003.

CRITICAL  ACCOUNTING  POLICIES

Xraymedia's  financial  statements  and  accompanying  notes  are  prepared  in
Accordance  with  generally  accepted  accounting  principles  in  the   United
States. Preparing financial statements requires management to make estimates And assumptions that affect the reported amounts of assets, liabilities, revenue And expenses. These estimates and assumptions are affected by management's Application of accounting policies. Critical accounting policies for XRAYMEDIA Include revenue recognition and accounting for research and development Costs.

CERTAIN PRIOR YEAR AMOUNTS HAVE BEEN RECLASSIFIED TO CONFORM TO CURRENT YEAR CLASSIFICATIONS.

PLAN  OF  OPERATIONS;

XRAYMEDIA's plan of operation for the remainder of the year 2002 and early 2003 consists of commencing operations of its Media Auction. XRAYMEDIA feels that commenced operations will enable it to engage in the business of selling conventional media advertising space, online advertising, together with advertising and public relations services via its Internet site. XRAYMEDIA will also continue to develop strategic relationships to help it reach its initial revenue goals.


RESULTS  OF  OPERATIONS;

SALES

THERE WERE MINOR REVENUES LATE IN THE THIRD QUARTER OF 2002, PREVIOUSLY DURING 2000 XRAYMEDIA GENERATED SOME REVENUE FROM OPERATIONS INCLUDING TRADITIONAL MEDIA SERVICE SALES DURING 2000.

LOSSES

NET LOSSES FOR THE NINE MONTHS ENDED SEPT. 30, 2002, INCREASED TO $1,018,152 FROM $884,000 FOR THE NINE MONTHS ENDED SEPT. 30,2001. THE INCREASE IN LOSSES WAS PRIMARILY ATTRIBUTABLE TO HIGHER OUTLAYS IN TWO CATEGORIES:

A) COMPENSATION EXPENSE, A NEW COSTING CATEGORY INTRODUCED RETROACTIVELY IN 2001, TO REFLECT A REPORTING CHANGE TO SHARE PRICING AT MARKET VALUE.

     2002 -  $397,500.00     2001 -  $253,300.00

B.) WEBSITE INTERNET, CONSIDERABLE PROGRAM MODIFICATIONS WERE TAKEN ALONG WITH CAPACITY ENHANCEMENTS DURING THE NINE MONTH PERIOD

     2002 -  $195,527.00     2001 -  $102,293.00


XRAYMEDIA EXPECTS TO CONTINUE TO INCUR LOSSES AT LEAST THROUGH FISCAL YEAR 2002 AND THERE CAN BE NO ASSURANCE THAT XRAYMEDIA WILL ACHIEVE OR MAINTAIN PROFITABILITY OR THAT REVENUES WILL BE GENERATED OR THAT GROWTH CAN BE SUSTAINED IN THE FUTURE.

Expenses

General and administrative expenses for the nine months ended SEPT. 30, 2002, increased as outlined in the previous section - (losses), were 1,018,152

Depreciation and amortization expenses for the nine months ended SEPT. 30, 2002, And SEPT. 30, 2001, (restated) were $44,015 and $42,690 respectively.

Liquidity  and  Capital  Resources

Cash flows used by operations was $20,451 for the nine months ended Sept. 30, 2002, and $28,104 for the nine months ended SEPT. 30, 2001. The decrease in negative cash flow for the nine months ended Sept. 30, 2002, was attributable to the complete offsetting of expenses by short term borrowed capital.

Cash flows used in investing activities were $(9,442) for the nine months ended Sept. 30, 2002, and $(3,022) for the nine months ended SEPT. 30, 2001,.The minor increase in negative cash flow for the nine months ended Sept. 30, 2002, is primarily attributable to the increase in security deposits.

Cash flows generated from financing activities was $30,000 for the nine months ended Sept.30, 2002, and $0 for the nine months ended SEPT.30, 2001. XRAYMEDIA's financing activities for the for the nine months ended Sept. 30, 2002 primarily consisted of the issuance of the XRAYMEDIA's common stock to retire a portion of it's debt.

XRAYMEDIA has funded its cash needs over the periods covered by this Form 10-QSB through the advances from outside parties . XRAYMEDIA anticipates that this is not sufficient working capital to cover its cash needs over the remaining quarter of 2002. XRAYMEDIA intends to cover its cash needs over the remainder of the year in part through outside advances, but also through the sale of additional shares of its common stock pursuant to a registration statement or an appropriate exemption from registration. However, there is no guarantee that XRAYMEDIA will be able to raise additional funds from the sale of its securities.

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

Capital  Expenditures

XRAYMEDIA made significant capital expenditures on property or equipment for the development of it's website, computers and servers over the periods covered by this and earlier reports. The only planned capital expenditure is ongoing website development and operating costs. XRAYMEDIA has budgeted (2003) $150,000 for this expenditure.

As of October 2002, XRAYMEDIA's website has passed its test stage and is deemed To be operational. XRAYMEDIA's estimated cash requirements are approximately $675,000 annually. The majority of our cash requirements will be used for personnel costs, professional fees and further website development.

Income  Tax  Expense  (Benefit)

XRAYMEDIA has net operating loss carry forwards of approximately $6,000,000 Which will expire between 2013 & 2022.


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


                               XRAYMEDIA.COM,  INC.


                              DATED:  NOVEMBER  8,  2002
                            BY:  /S/  RAYMOND  C.  DABNEY
                               RAYMOND  C.  DABNEY,
                                PRESIDENT  AND  CEO

                                       19

CERTIFICATION


I,  Raymond  C.  Dabney,  certify  that:

1.     I  have  reviewed  this  quarterly report on Form 10-QSB of XRAYMEDIA.COM
Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant,including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectives of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation in internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  12,  2002               Signature:  Raymond  C.  Dabney
                                                     President  &  CEO