Form 10KSB
period 2002-12-31
XRAYMEDIA COM INC
filed 2003-04-15
CIK 1097068

UNITED  STATES  SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549

                                   FORM  10-KSB


[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

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


         555  Hastings  Street,  Ste.#  1560,  Vancouver,  B.C.,  Canada V6B 4N6
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

The  issuer's  total  revenues  for  the  year  ended  December  31,  2002, were
$2166.0
On  March  31,  2003,  the  number  of  shares  outstanding of the  registrant's
Common Stock, $0.001 par value (the only class of voting stock), was 83,130,778. The market value of non-affiliates as of March 31, 2003 was $1,710,539.

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

On July 17 2002 the company announced that it launched a worldwide financial services division specializing in Media /Advertising buyers credit facilities. Reporting it had secured worldwide funding sources for Media /Advertising purchases.

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

On December 3, 2002 the company announced that it launched an Entertainment Division The new division will undertake projects that are expected to include production of major motion pictures, music and artist representation. The new division was in response to several opportunities with which have been presented including the possibility of engaging in ventures with groups that produces and markets popular recording artists and movies geared to the lucrative urban youth market. The company is in negotiations for future projects and believes it could lead to some exciting new ventures.

On December 6, 2002 the company announced that it had received a $4 Million USD Mainstream Media Contract for Listing in the Live Media Marketplace. This contract represents one of the largest wholesale ad buying opportunities listed in the Live Media Marketplace. Live negotiations are open to the general public on a first come first served basis; significant discounts can be negotiated on this $4 million USD advertising campaign. The contract covers most mainstream medias available on the market today. Upon purchase, coverage can be targeted to your specific demographics through TV, Radio, Print, Online and Out-of Home; free media planning will be provided by one of the largest US media-buying firms.

On March 5, 2003 the company announced that it will release Version 3.0 of The Live Media Marketplace adding new media trade modules giving all registered users of the ability to negotiate media purchases in real-time for either cash, or a cash/trade blend. This includes the ability to negotiate the cash value of the media as well as the cash values of the trade items, allowing users to select the number of items being negotiated on in each purchase, and allowing all users to negotiate and change values with cash or a cash/trade blend in real-time. Users can input any percentage blend of cash or trade, from a 100% cash deal, to an 80/20-cash/trade blend or 35/65, 70/30 etc. The company anticipates these new trade modules will expedite discussions with various registered companies looking to use the LMM v3.0 technology under private label agreements to market to their client bases.

On March 13, 2003 the company announced that IMC & XRAYMEDIA Secured a Major Joint Venture Agreement, with Total Media Value in Excess of $1.1 Billion Founded in 1929 and comprises 21 entities and 463 joint ventures devoted to Multi-Media/Direct Response Marketing. With 1,250 employees, IMC is a leading
Multi-Media/Direct Response Marketing company providing services to 175 of the nation's leading companies as well as other emerging businesses. The goal of the Joint Venture is to create a mass media trading center using IMC's media inventory and target-marketing programs with XRAYMEDIA's live media negotiating platform.

On March 18, 2003 the company released the new LMM v3.0 uniting live media negotiating with trade/barter modules giving all registered buyers and sellers flexibility and negotiating power, enabling the general public to choose the way they wish to purchase advertising in a powerful and cost effective manner. All media trading activity takes place on each users private "Media Trading Floor" screen. Users can enter new media buy and sell orders, negotiate in real-time choosing currencies from around the world or use the new trade/barter modules to instantly change cash/trade values and percentage blends. The live updating technology automatically creates "Media Matches" with "Media Orders" appearing on the personal "Media Trading Floor". These matches are "Media Orders" placed by other users that match the users' Media Buy and/or Sell Order criterion. Once these matches are generated, all users can review the details and begin to negotiate in real-time. At any point both negotiating parties agree upon a price and close the deal online, simultaneously deleting the sold media orders from all other users screen.

Since January 2002 until now the company has been in transition from the research and development stage into reporting revenues and sustained growth. The interest our technology from the general public and the media industry has grown considerably in the last quarter of this year, evidenced from the agreements the company has entered into and the new clients registering in the Live Media
Marketplace. The company has also received several inquiries for media partnership opportunities; these companies are looking to pursue additional revenue streams through the use of the Live Media Marketplace v3.0.

Marketing efforts will be the focus for the remainder of the year, including releasing incentive plans for our partners' clients and for the general public. Listing advertising opportunities in the Live Media Marketplace will be the parallel focus, as new opportunities become available. Compounding our various Joint Venture Partners' success is our goal; IMC is a prime example to personify the success that compounded JV's can have. When we launch the campaigns for IMC, we are preparing for mass interest and registrations; IMC alone has hundreds of partners and literally thousands of opportunities for us to work with. We have made major strides to build a unique venue for buyers and sellers of advertising around the world. This joint venture with IMC represents another landmark in our Company's history, and the future has never looked brighter.



                           B.  DESCRIPTION  OF  BUSINESS  MODEL

EXECUTIVE  SUMMARY

John Hagel of McKinsey coined the term "infomediaries" to describe intermediaries who sell information about a market, creating a platform on which buyers and sellers can do business. Many Internet researchers now believe that perhaps the most profitable pure Internet companies, as well as the most influential, will be business-to-business infomediaries, who will have the ability to re-organize entire industries. Red Herring, an Internet aficionado magazine, recently called the emergence of "Internet Infomediaries" the next bastion of economic activity to profoundly impact the Internet. Infomediaries represent a new category of entrepreneurs. Through the development of its Media SuperPortal - and more specifically, its Live Media Trading Center; The Live Media Marketplace v2.0 - XRAYMEDIA has membership in this rare category.

XRAYMEDIA's objective is to become a premiere online Internet media company. Research indicates that the media industry is ripe for a business-to-business eCommerce service for buying and selling premium advertising space (Television, Radio, Print, Out-of-Home, Specialty, and Online). The traditional process of buying media is usually cumbersome and time-consuming for buyers, and can serve to effectively shrink sellers' consumer base. Through the XRAYMEDIA Live Media Marketplace v2.0 buyers and seller can negotiate in real-time through the internet at virtually no cost.

There is no question that advertising remains big business: Total advertising industry spending grew 8.1% to $524.7 billion in 1999 and was on-target for 2.5% growth in 2000 and giant leap of 5.8% in 2001. Of course, no one could have predicted the deeper and wider slump in the economy and the debilitating terrorist attacks of September 11, 2001. In actual fact, total U.S. ad spending was down approximately 4.1% from 2000 at $233.7 billion.

The good news is, the most-followed ad industry forecasters, are anticipating that total U.S. ad spending will increase 2.4%, to $239.3 billion dollars for the year, which would be a significant rebound from the economic down-turn of 2001.

By 2000, the dot.com industry became nearly as large an advertising category as passenger cars, accounting for almost 10 percent of advertising in 2000 and over $5.5 billion in spending.
Coen predicts that after the shakeout in 2000 and 2001, dot.coms won't reemerge as a significant force for several more years.

The  long-term  forecast  is  expected  to rise at a compound annual growth rate
(CAGR) of 7.8% throughout the forecast period 1999-2004, reaching $745.8 billion in 2004. This growth will be driven largely by Internet advertising, which exploded 140.6% to $4.6 billion in 1999, and is forecast to increase at a 39.5% CAGR, more than quadrupling to $24.4 billion by 2004, and surpassing cable, network television, and consumer magazines.

These developments are not restricted to North America alone. A report released by eMarketer.com claims that Western Europe will account for 41% of worldwide eCommerce revenue by 2003. This trend is having an impact on the global marketplace. IDC reports that 60% of online US business-to-business companies are making their products available to the global market, a percentage expected to rise to 80% by 2004. Further, the decision about whether or not to engage a business plan that includes the European marketplace will have a distinct impact on the financial situation of online businesses: firms that are going global project foreign revenues of 25% in 2000 and 30% in 2001; firms that are not project 10% and 12% for those same years (IDC). XRAYMEDIA is well positioned for the European market.

Currently, there is a scattered presence of online auction sites. Sites such as eBay.com have made the online auction famous. In terms of business-to-business eCommerce services for buying and selling premium advertising space, major competitors include OneMediaPlace.com and BuyMedia.com. Both these sites have generated substantial traffic with their media auctions, signaling the desire among media professionals for a coherent and convenient way to conduct business. Moreover, the value of this concept is illustrated by two major recent business developments. AdValue Technologies Inc. is owned by Reuters Group PLC and is part of the Reuterspace Business Division. The main thrust of Reuterspace is to group businesses and assets together to realize the Internet-enabled opportunities in B2B, media and consumer finance.

AdValue provides the leading Buy Management, Invoicing and Reporting services. With over 3000 buyers, The Buy Management service has a strong position in B2B media buying, national rep firms and stations, which have used the system to process well over $3 billion of spot, broadcast advertising in 2000, alone. More than 35% of all local broadcast expenditures are represented by Agencies that use AdValue's Buy Management service.

Over 1500 TV and Radio stations and national rep firms, which used the services on MediaWorld, were extremely successful receiving business from agencies. AdValue introduced internet-enabled services on MediaWorld beginning in April of 2000.

AdValue is headquartered in New York with sales offices in Los Angeles and Chicago, and their development center is in Waltham, Mass. near Boston.

XRAYMEDIA is in good company and is positioned to surpass the competition by taking the auction concept into the future with patent pending live negotiating technology through its Live Media Marketplace while offering the same services as our competitors, and by supplementing these services with an all-encompassing high-tech media package - the XRAYMEDIA Media SuperPortal.

THE  XRAYMEDIA  MISSION

XRAYMEDIA is positioned to become a premiere live online, business-to-business web site.

The  company  believes  that:

Currently,  significant  untapped opportunities exist in this area of eCommerce;

The Live Media Marketplace has the ability to replace outdated and inefficient methods of selling and purchasing advertising space;

The Media SuperPortal can replace outdated and inefficient methods of accessing an Advertising Agency, a Public Relations department, a Marketing firm, and Design Services;

There are numerous untapped opportunities for a synergetic relationship between online advertising and conventional traditional advertising;

There are opportunities to garner income from cooperative relationships between subscribing agencies, agencies offering services through the XRAYMEDIA Media SuperPortal, and XRAYMEDIA itself.

XRAYMEDIA has assembled the partners and technology to enable it to expand on its vision: XRAYMEDIA's mission is to provide a Media SuperPortal site to media professionals and the general business community. To make all markets more accessible and user-friendly to national and local advertisers alike, by streamlining and centralizing the process of buying media. Sellers can avail themselves of a broader, more global marketplace. XRAYMEDIA has launched its Live Media Marketplace in its Media Services section of the Media SuperPortal. XRAYMEDIA's Live Media Marketplace offers buyers and sellers of media the opportunity to negotiate and secure the optimum market price for any given inventory. The system provides private, one-on-one and one-to-many negotiations while dynamically loading and matching inventory changes and instantly updating new opportunities, all without compromising the seller's proprietary pricing information or identity if they so choose. All media trading activity takes place in real-time on the user's own private 'Media Trading Floor,' which is comprised of the user's own private media orders, media matches, viewing options, information sources and private exchange. It provides the most powerful and cost effective means for offering, tracking and negotiating media inventory for sale.

We have a common goal of bringing new efficiencies to the marketplace. By doing so, we can increase agency billings and profitability, create better results for advertisers, and generate additional revenue for all media.



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

By the end of 2004, there will be over 48 million US households paying for access to a multimedia broadband service. This is a penetration rate of 42.7% of all US households, rivaling that of personal computers and cellular phones. Worldwide, multimedia broadband services will generate nearly $40 billion in annual revenues in 2004. With affiliates in Europe, XRAYMEDIA is prepared to accept the challenges of servicing a global community.

XRAYMEDIA'S  COMPETITIVE  ADVANTAGE

XRAYMEDIA aims to transform the advertising industry through its Live Media Trading Center. As the only first, second, and third party aggregator of general media services, XRAYMEDIA will bring the power of the Internet to the advertising industry as a whole, enabling large and small companies, advertising agencies, and general media buyers to engage in the total media process online. While there is an uneven presence of Internet auction sites, there is a startling lag in the development of online media marketplaces offering a business-to-business eCommerce service for buying and selling premium ad space. XRAYMEDIA as a traditional ad agency that has successfully launched its revolutionary media trading technology dubbed "The Live Media Marketplace v2.0" offering buyers and sellers of media and advertising space the opportunity to negotiate and secure the optimum market price for any given inventory. The system provides private, one-on-one and one-to-many negotiations while dynamically loading and matching inventory changes and instantly updating new opportunities, all without compromising the seller's proprietary pricing information or identity if they so choose. All media trading activity takes place in real-time on the user's own private 'Media Trading Floor,' comprised of the user's own private media orders, media matches, viewing options, information sources and private exchange. It provides the most powerful and cost effective means for offering, tracking and negotiating media inventory for sale. The XRAYMEDIA Financial Services Division Designed to boost advertising buying power and provide the general business community with another opportunity to communicate their story on a much larger scale, giving access to larger markets and higher exposure programs. For Advertising Sellers it puts the financing risk where it should be, while providing immediate payment for sustained cash-flow for Advertising Agencies, Media Rep firms, Media buying firms, TV Networks, Radio Stations, Print mediums and Online entities who wish to provide financing opportunities for their clients' Advertising purchases. The credit facilities will initially target the North American markets for advertising buyers and sellers, providing businesses with pre-negotiated financing terms based on their credit history for purchasing all forms of advertising. Initial financing arrangements are targeted towards advertising campaign buys at $50,000.00 and higher for maximum market penetration; smaller purchases are being negotiated under separate financing arrangements. Advertising buyers can pay for purchases with terms of up to thirty-six months while media suppliers receive immediate payment. Credit approval process requires completion of a financing approval form with submission of the most recent year-end financial statement, credit decisions are generally made within 24 - 72 hours after the documents are received. A virtually unheard of service in the industry!

The energetic reaction to these services by businesses indicates an unsatisfied industry requirement. Other sites have tried to break into the marketplace, and have not been able to sustain themselves; these sites have not encompassed a complete circle of services. XRAYMEDIA is breaking an out-dated standard by realizing the potential of the Internet: the Internet makes an instantaneous, global, and full-service site not only possible, but also inevitable.

THE  XRAYMEDIA  MEDIA  SUPERPORTAL

Our first milestone - completed in its test phase on October 24, 2000 - was to create an online media marketplace: XRAYMEDIA's Media SuperPortal. The Media SuperPortal is divided into three distinct sub portals (Corporate Culture, Media Services, and Community Resources). Each sub portal is designed to deliver a specific objective in making the practice of buying and selling media a convenient and cohesive process. As we grow, both as a site and as a company, we will expand to include a full set of services and tools for the media professional.

The  XRAYMEDIA  Media  SuperPortal  branches  out  into  three  sub  portals:

Corporate  Culture

The Corporate Culture sub portal is designed to act as a resource for visitors to learn more about the media industry, and about XRAYMEDIA. Corporate Culture presents clients with an Executive Summary of XRAYMEDIA, company Press Releases, Industry intelligence, Investor information, a call for Business Partners, and - on our Careers page - employment information.

Media  Services

Our Media Services sub portal features XRAYMEDIA's Live Media Trading Center and service-oriented functions: Advertising Agency, Public Relations, Traditional Services, and Online Ventures.
XRAYMEDIA's Advertising Agency page gives clients access to a full range of services, including Placement, Design, and Strategic marketing. At the bottom of each page is a link to a Request for Proposal (RFP), and to contact us. XRAYMEDIA offers a wide range of Public Relations services. Our Planned PR, Consulting, Media Relations, and Design Services cover all the bases for putting together an effective public relations campaign. Clients are invited to submit an RFP, or to contact XRAYMEDIA directly to take advantage of these services. A major component of this site is the Live Media Marketplace v2.0 located in our Media Services sub portal. The Live Media Trading Center is designed to make Television, Radio, Print, Out-of-Home, Specialty, and Online media more accessible and user-friendly for local, national, and multi-market advertisers. Sellers use the center to list their available media products in an easy media order format. Once the media order has approved, buyers from around the world can visit place media buy orders and negotiate on desired matched orders individually or all at once. The system automatically notifies the buyers and sellers of all major actions such as new media order approvals, new media matches, new offers and closed deals by email. Next, the buyer pays for their purchase, and provides the seller with the necessary advertising documents to be displayed or aired. XRAYMEDIA provides secure payment technology and a verified credit line, so the buyers' credit can be verified before bidding. As well, both buyers and sellers are bound by a contract to honor their purchases. The Live Media Trading format provides a quick and convenient marketplace for media buyers and sellers, expanding the market from local or national to global. The Traditional Services page of the Media Commerce sub portal contains links to our Rate Card, Request For Proposal (RFP), and the traditional methods of carrying out Advertising Agency and Public Relations services. The XRAYMEDIA Rate Card contains a database of Television, Radio, Print, Out-of-Home,
Specialty, and Online media for sale. Our Request for Proposal page offers visitors a confidential electronic RFP.
In the Online Ventures section of the SuperPortal, visitors will find Wireless, Banner Network, eMarketing, and Branding Strategies. There are also links to the Design Services section. Here, clients can submit an RFP for any services they wish to use.

Community  Resources

The third sub portal on XRAYMEDIA's Media SuperPortal is the Community Resources. This area is designed to help facilitate quick and easy solutions for media professionals faced with the challenges of an ever-changing industry. Think of our Resource Center as your research department. Here, subscribers have instant access to our Library, featuring useful articles on media-related topics ranging from marketing tips to writing effectively. For further reference, XRAYMEDIA has assembled a Glossary of media-related terms and definitions. Subscribers can keep on top of timely issues by tracking industry changes on our web page, and by subscribing to our weekly newsletter. In the coming months, XRAYMEDIA will be adding further features to this sub portal, including members Chat, Video Teleconferencing services, Virtual Office tools, and free web-based Email.

The XRAYMEDIA Media SuperPortal will use the most current technology and servers for posting real time information on availability and pricing. The site will not only post standard Rate Card information, it will also serve as an interface for checking inventory availability and pricing. The Live Media Media Marketplace operates as a real-time Live Media Trading center that is many steps ahead of an interactive web version of a media buying service: An entire range of advertising buyers and sellers will meet at the XRAYMEDIA site to negotiate and make their purchases and sales. Using the XRAYMEDIA Live Media Marketplace v2.0, media professionals can accomplish in minutes what used to take hours. The other services available on the Media SuperPortal - Advertising Agency, Public Relations, Traditional Services including Design, and Online Ventures including eMarketing - ensure that there is an alternative to traditional ways of meeting industry needs. For example, the availability of Design and Public Relations services on the Media SuperPortal gives media professionals a choice between virtual and real-world options. Clients can choose to use the SuperPortal as a one-stop resource for all their media needs.

THE  XRAYMEDIA  OPPORTUNITY
XRAYMEDIA streamlines the existing process of buying and selling media, and allows media professionals and the general business community to use a new method for transactions, such as Our Live Media Marketplace v2.0. This means that buyers and sellers are eager to use our services, and that the company is more likely to secure a significant long-term revenue stream.
XRAYMEDIA will be the first and only Internet site that integrates a network of best-of-breed media products with useful information, and services tailored to their needs in a single facility. The Media SuperPortal supplies buyers and sellers with a more proficient and cost effective way to buy and sell media. Our Live Media Trading Center, which is free to media buyers, "The Live Media Marketplace v2.0" offers buyers and sellers of media and advertising space the opportunity to negotiate and secure the optimum market price for any given inventory. The system provides private, one-on-one and one-to-many negotiations while dynamically loading and matching inventory changes and instantly updating new opportunities, all without compromising the seller's proprietary pricing information or identity if they so choose. All media trading activity takes place in real-time on the user's own private 'Media Trading Floor,' comprised of the user's own private media orders, media matches, viewing options, information sources and private exchange. It provides the most powerful and cost effective means for offering, tracking and negotiating media inventory for sale. It also provides an efficient means of executing media schedules for advertising agencies and direct advertisers. To this essential function for media professionals, XRAYMEDIA adds a vast array of other tools and services. The
Media SuperPortal is a full-service, convenient, and efficient resource for media professionals.

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

Media-buyers and executives alike are eager to migrate to web technology, but the threshold for entry is high. It involves creating direct relationships with media across the board, the possible merger or acquisition of a non web-based media-buying service, and a technology engine advanced enough to drive a real-time, continuously updating media database. Until now, there has been no such provider. XRAYMEDIA will meet these specifications.

ADVANTAGE  FOR  MEDIA  BUYERS

With XRAYMEDIA, media-buyers communicate with media-sellers via the Internet. Media orders, avail requests, and traffic instructions go directly to the sellers, saving time and energy. Using our SuperPortal, a media-buyer can accomplish in an instant what used to take hours, and can dramatically increase both their exposure and advertising revenues. XRAYMEDIA is available to media buyers at no cost.

Through our Live Media Marketplace, buyers will be able to purchase premium Television, Radio, Print, Out-of-Home, Specialty, and Online advertising. Unlike web sites that auction only "leftover" advertising times, XRAYMEDIA is focused on providing first choice advertising time to media-buyers nationwide, allowing both buyer and seller to negotiate the price. By improving on an existing method rather than imposing a new advertising buying practice on the industry, we will deliver the fastest, most cost-effective media-buying process.

XRAYMEDIA will benefit media buyers by streamlining the advertising buying process and facilitating the negotiation procedures. This keeps advertising rates reasonable. We eliminate the need for middle-tier companies that profit from mediating between buyer and seller. XRAYMEDIA strongly believes, however, that the huge market for broadcast advertising leaves ample room for our firm and rep firms to coexist.

ADVANTAGE  FOR  MEDIA  SELLERS

On the XRAYMEDIA Media SuperPortal, advertising availability will be checked and confirmed, and space will be purchased and paid for up front. Upfront payment reflects the entire XRAYMEDIA business model, by collecting fees and creating cash flow at the earliest point possible in the transaction cycle.

XRAYMEDIA avoids the constraints of geographic location of sales offices. As we are online, advertising agencies and direct advertisers can utilize our service worldwide. In addition to the convenience, Television, Radio, Print, Out-of-Home, Specialty, and Online media will pay a lower sales commission when accepting orders from agencies and direct advertisers using the XRAYMEDIA Live Media Marketplace. The Live Media Marketplace facilitates private, one-on-one and one-to-many negotiations while dynamically loading and matching inventory changes and instantly updating new opportunities, all without compromising the seller's proprietary pricing information or identity if they so choose.

THE  PROCESS

A standard web browser is all that is needed to access and use XRAYMEDIA's Media SuperPortal. Media buyers can communicate with media sellers and XRAYMEDIA using the Internet without changing their traditional process. XRAYMEDIA facilitates these transactions by acting as an infomediary. Through the Media SuperPortal, media professionals can easily get the help that they need to successfully do their business.

The Media Services sub portal is home to the interactive, client-centered services and features of the SuperPortal. Here, visitors will find the Advertising Agency, Public Relations, Media Auctions, Traditional Services, and Online Ventures.

The online Advertising Agency features all the services necessary to launch any campaign. These include Placement, Design, and Strategic marketing. XRAYMEDIA's Public Relations page is the gateway to a full range of public relations services, including PR planning, Consulting, Media relations, and Design. Each of these sections features a direct link to an RFP (Request For Proposal), for quick and intuitive navigation. The Media Auction will act as a cohesive and instant global market in which buyers and sellers can do business. XRAYMEDIA's user-friendly interface, secure system, and facilitation all work to make the Media Auction the first choice for media professionals. Within Traditional Services, users will find the pages for XRAYMEDIA's Rate Card and Request For Proposal (RFP). XRAYMEDIA's Rate Card is a comprehensive database of all media for sale, including Television, Radio, Print, Out-of-Home, Specialty, and Online. As well, mechanical data information will provide the client with a general understanding of the buying process, statistics, and reports. Included will be information regarding pricing structure, deadlines, and the overall workings of traditional media services. The Online Ventures section features information about Wireless, Banner Networks, eMarketing, and Branding
Strategies. Media professionals can use our direct links to an RFP from any of these pages.

Alternately, XRAYMEDIA's clients can visit the Request for Proposal page to submit a confidential request to XRAYMEDIA Using our RFP, buyers can send multi-market avail requests with separate buy parameters, all with a single click. Once media schedules are configured, buyers using advanced software systems like SmartPlus, Strata, or COREMedia can utilize XRAYMEDIA's Electronic Data Interchange (EDI) technology to upload media order data to the SuperPortal for immediate distribution. XRAYMEDIA also provides free order builder software with built-in EDI functionality for buyers who do not currently license media software. Our free Order Builder program generates media schedules based on the client, product, campaign, flight dates, and demographic information. Multi-market, multi-media orders include flexible spot distribution,

Cost-per-Point (CPP), and total spot and cost calculations. Once created, orders are uploaded through XRAYMEDIA and sent directly to the selected media. Sending orders from a buyer's media software to our upload file is as easy as printing them. XRAYMEDIA's advanced Internet-to-fax technology provides immediate and reliable fax delivery of media schedules. We ensure prompt, accurate delivery with detailed information about all transactions. XRAYMEDIA automatically notifies media buyers via email once all media confirmations have been received. This technology fuses a media buyer's sophisticated buying software with our advanced communication system.

Members enter XRAYMEDIA through a password-protected interface, which is uniquely tailored to the needs of each media buyer. Our advanced system can perform high-volume, reliable, real-time transaction processing and can provide timely, accurate, and free communication delivery. All communications and transactions are digitally archived. Once media schedules are configured, buyers can also use XRAYMEDIA to send orders to media. Our technology will integrate with the leading industry media buying and planning software, used by 1,200 advertising agencies nationwide. Unlike other communications systems, buyers do not need to load proprietary software onto their computers.

MEMBERSHIP

XRAYMEDIA will have the opportunity to attract the widest range of members based on offering services that encompass the entire media industry. This membership will include large and small companies, advertising agencies, media-buyers and -sellers, and direct advertisers.

SECURITY

Access to XRAYMEDIA's system is granted only to account holders whose identity is verified through their username and password on each login. Each application for an account is reviewed by XRAYMEDIA to ensure that only qualified applicants are granted an account.

XRAYMEDIA employs an advanced firewall to prevent unauthorized access and all EDI transactions are processed on secure servers to ensure confidential information is protected. All information is encrypted and verified by Certificates of Authenticity.

CORPORATE  STRATEGY

XRAYMEDIA intends to successfully establish the Media SuperPortal as the premiere site for media professionals and the general business community. We will provide fast, efficient, and reliable information, and essential resources in a user-friendly format. Our database will capture details resulting in corporate and customer profiling, which will allow buyers, sellers, and advertisers to develop their businesses in direct response to their market.

XRAYMEDIA's graphical interface will simplify user operations and provide required services through the Media SuperPortal by:

Enabling  merchants  to  accept  online  information,  securely;

Keeping  implementation  costs  low;

Providing  transaction  data  to  the client for clearing on XRAYMEDIA's system;

Bringing  third  party  reporting  and  billing  to  both  buyers  and  sellers.

The opportunity to create lateral synergies with corporations and organizations will provide income streams through sponsorships, banner advertisements, and eCommerce opportunities.

XRAYMEDIA will aggressively seek strategic partnerships, and facilitate advertising opportunities with corporations, online search portals, and organizations with revenue-enhancing prospects.

Banner ads, polling initiatives, sponsorship opportunities, and lateral promotion campaigns will produce multiple revenue streams while extracting economic value from services rendered.

XRAYMEDIA will implement business-to-business eCommerce systems such as our Live Media Marketplace. The availability of other services - our Advertising Agency, Public Relations department, Traditional Services including Rate Card and Request For Proposal (RFP), Design Services, and Online Ventures including eMarketing - makes XRAYMEDIA's Media SuperPortal a full-service online media mall. The development of other resources like free web-based email and an online chat forum will enhance the attractiveness of the site because of its convenience for a variety of functions.

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

                       ITEM  2.  DESCRIPTION  OF  PROPERTY

XRAYMEDIA has amalgamated its operations offices to one composite location; 555 West Hastings Street, Suite 1560, Vancouver B.C. V6B 4N5, housing the corporate operations and the servers.

.. The new facilities contains approximately 3,000 square feet of office space on a month-to-month basis for $8,000 dollars per month. XRAYMEDIA believes that this facility is generally suitable and adequate to accommodate its current operations and that such facility is adequately insured.


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


                                     PART  II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

XRAYMEDIA's common stock is currently traded as a fully reporting issuer on the NASD Over The Counter Bulletin Board under the symbol "XRMD" through a Form 10-SB approved by the SEC

The table below sets forth the high and low sales prices for XRAYMEDIA's Common Stock for each quarter of 2000, 2001 & 2002. T he quotations
Below Reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:




        Quarter        High    Low          Quarter     High   Low
-----------------------------------   ----------------------------
2000     First(1)      4.25    .24     2002 First(1)    .12    .03
         Second(2)     2.75    .50          Second(2)   .10    .02
         Third(3)      1.56    .46          Third(3)    .10    .04
         Fourth(4)     1.00    .13          Fourth(4)   .06    .03



          Quarter          High       Low
-----------------------------------------
2001     First(1)          .42        .14
         Second(2)         .16        .03
         Third(3)          .19        .04
         Fourth(4)         .09         04

                                 RECORD  HOLDERS

As of March 31, 2003, there were approximately 489 shareholders of record holding a total of 83,130,778 shares of Common Stock. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

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

                                      Sales

XRAYMEDIA  has  generated  minimal  net  revenues  from  2002  operations; $0.00
From 2001 operations and only $44,985.00 for 2000, the periods covered by This Form 10-KSB

                                     Losses

Net  losses for the year ended  December  31, 2002,   increased to $1,679,917
From  $1,571,200.00  in  2001, (an   increase  of  7  %).  The  year  2001  was,
itself, a decrease from $1,671,139.00 for the year ended December 31, 2000,( a decrease of 6%).

The increase in losses was attributable to a combination of several items and increase in compensation expense, marketing and research and development expenses.

XRAYMEDIA expects to continue to incur losses at least through fiscal year 2003 and there can be no assurance that XRAYMEDIA will achieve or maintain profitability from revenues that may be generated or that growth can be sustained in the future.

                                    Expenses

Selling, general and administrative expenses for the year ended December 31, 2002, decreased to $1,420,350 from $1,422,818 for the year ended December 31, 2001, (a decrease of 0.1%) and from $1,706,542 for the year ended December 31, 2000 (a decrease of 16.3%). The decrease in selling general and administrative expenses were the result of the various cost savings measures implemented by Company management to conserve cash. Depreciation and amortization expenses for the years ended December 31, 2002, December 31, 2001 and December 31, 2000 were $66,333, $57,427 and $28,466 respectively. Research and Development expenses increased to $220,668 in 2002 from $135,080 in 2001 and $7,746 in 2000 due to increased spending to fully exploit the Media Service Portal of the Live Media Marketplace.


B.   Liquidity  and  Capital  Resources

Cash flows generated by operations were a negative $29,512 for the year ended December 31, 2002, a negative $186,634 for the year ended December 31, 2001 and a negative $480,565 for the year ended December 31, 2000.


The decrease in negative cash flows for the year ended December 31, 2002 are primarily attributable to a decrease in share costs re Sec.144 control position, coupled with increased borrowings. For the year 2001, this is attributable to the reduced startup expenses of XRAYMEDIA, plus the issuance of stock for debt. Because of the anticipated expansion in our operations, 'start-up' costs are expected to be higher in 2003
..

Cash flows generated from financing activities was $30,000 for the year ended December 31,2002, $177,000 for 2001, and $809,995 for the year ended December 31, 2000. XRAYMEDIA's financing activities, in 2000 primarily Consisted of the sale of XRAYMEDIA's common stock pursuant to private placements.


XRAYMEDIA has funded its cash needs over the periods covered by this Form 10-KSB through the issuance of its common stock for debt and outside advances. XRAYMEDIA intends to cover its cash needs over the next twelve months in part through outside advances, but also through sale of additional shares of its common stock pursuant to a registration statement or an appropriate exemption from registration. However, there is no guarantee that XRAYMEDIA will be able to raise additional funds from the sale of its securities.

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

C.   Capital  Expenditures

XRAYMEDIA made no significant capital expenditures on property or equipment during the year ended December 31, 2002. During the years ended December 31, 2001 and 2000 capital expenditures for property or equipment purchases were $29,583 and $295,042, respectively. The major planned capital expenditure is further website development. XRAYMEDIA has budgeted $50,000.00 to purchase the additional equipment or programs needed for this development and XRAYMEDIA intends to contract sometime in the near future to complete this work. XRAYMEDIA also plan to raise operating funds by a mixture of debt and stock to provide monies needed for their new project.


A year ago, XRAYMEDIA's website had passed its test stage and became operational to handle the 'real-time' interactive business then expected. The newest developments have resulted in numerous new modifications and will need other changes as we explore the different pathways.


XRAYMEDIA's estimated cash requirements will be are approximately $675,000 annually. The majority of our cash requirements will be used for personnel costs, professional fees and further website development and should be offset to some extent from revenue cash flow.



D.   Income  Tax  Expense  (Benefit)

XRAYMEDIA has net operating loss carry forwards of approximately $6,700,000.00 which will expire from 2013 to 2022. All available losses may not be utilized unless matching profits are earned.


E.   Impact  of  Inflation

XRAYMEDIA believes that inflation has had a negligible effect on operations over the past three years. XRAYMEDIA believes that it can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

F.   Critical accounting policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, we have identified accounting policies that we believe are key to an understanding of our financial statements. These are important accounting policies that require management's most difficult, subjective judgments. The first critical accounting policy relates to revenue recognition. We recognize revenue from product sales upon delivery of the media to the customer. The second critical accounting policy relates to research and development expenses. We expense all research and development expenses as incurred. Costs incurred to establish the technological feasibility of our web site is expensed as incurred and included in Research and Development expenses. There are no production costs to capitalize as defined in Statement on Financial Accounting Standards No. 86.




G..   Going  Concern

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

                                  XRAYMEDIA.COM
                       (A COMPANY IN THE DEVELOPMENT STAGE)

                     REPORT ON AUDIT OF FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                         AND PERIOD ENDED MARCH 1, 1994
                      (INCEPTION OF THE DEVELOPMENT STAGE)
                              TO DECEMBER 31, 2002

                                    CONTENTS              PAGE


Independent  Auditors'  Report

FINANCIAL  STATEMENTS

     Balance  Sheets

     Statements  of  Operations  and  Accumulated  Deficit

     Statements  of  Stockholders'  Equity

     Statements  of  Cash  Flows

Notes  to  Financial  Statements

                          INDEPENDENT AUDITORS' REPORT


April  1,  2003

Board  of  Directors
XRAYMEDIA.Com,  Inc.
(A  Company  in  the  Development  Stage)
Vancouver,  B.C.,  Canada

We have audited the accompanying balance sheets of Xraymedia.Com, Inc. (A Company in the Development Stage) (Company), as of December 31, 2002 and 2001 and the related statements of operations and accumulated deficit, stockholders' equity and of cash flows for the years ended December 31, 2002, 2001, and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xraymedia.Com, Inc. (A Company in the Development Stage) referred to above, and the results of its operations and cash flows for the period March 1, 1994 (Date of Inception of Development Stage) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Board  of  Directors
XRAYMEDIA.Com,  Inc.
(A  Company  in  the  Development  Stage)
Vancouver,  B.C.,  Canada
Page  Two


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has had minor sales and suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management plans in regards to these matters are also described in Note I. The financial statements do not include any adjustments that might result from the outcome of this uncertainty


                                                      Bedinger  &  Company

                                                 Certified  Public  Accountants
                                                 Walnut  Creek,  California

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STAGE)
BALANCE  SHEETS
DECEMBER  31,  2002  AND  2001
--------------------------------------------------------------------------------


ASSETS                                                              December 31
                                                               2002           2001
                                                           -------------  ------------
CURRENT ASSETS
---------------------------------------------------------
Cash. . . . . . . . . . . . . . . . . . . . . . . . . . .  $        466   $     2,535
Accounts receivable . . . . . . . . . . . . . . . . . . .             -           943
Prepaid expenses. . . . . . . . . . . . . . . . . . . . .             -         3,793
                                                           -------------  ------------

TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . .           466         7,271
                                                           -------------  ------------

FIXED ASSETS
---------------------------------------------------------
Furniture and equipment (Note B)
Cost. . . . . . . . . . . . . . . . . . . . . . . . . . .       289,611       289,611
Accumulated amortization. . . . . . . . . . . . . . . . .      (143,893)      (85,893)
                                                           -------------  ------------
Net . . . . . . . . . . . . . . . . . . . . . . . . . . .       145,718       203,718

Software License (Note B)
Cost. . . . . . . . . . . . . . . . . . . . . . . . . . .        25,000        25,000
Accumulated amortization. . . . . . . . . . . . . . . . .      (  8,333)            0
                                                           -------------  ------------
Net . . . . . . . . . . . . . . . . . . . . . . . . . . .        16,667        25,000

                                                           -------------  ------------


                                                                162,385       228,718
                                                           -------------  ------------

OTHER ASSETS
---------------------------------------------------------
Security deposit. . . . . . . . . . . . . . . . . . . . .        12,941        10,384
                                                           -------------  ------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . .  $    175,792   $   246,373
                                                           =============  ============


CURRENT LIABILITIES
---------------------------------------------------------

Accrued expenses (Note C) . . . . . . . . . . . . . . . .  $    640,114   $   286,734
Accrued wages payable (Note C). . . . . . . . . . . . . .       169,850        85,850
Advances. . . . . . . . . . . . . . . . . . . . . . . . .        26,565             0
Advance from related party (Note D) . . . . . . . . . . .       680,540       456,149
                                                           -------------  ------------

TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . .     1,517,069       828,733
                                                           -------------  ------------


TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . .     1,517,069       828,733
                                                           -------------  ------------

STOCKHOLDERS' EQUITY <DEFICIT>(Note F)
---------------------------------------------------------
Common Stock, par value $.001; 100,000,000
shares authorized; issued and outstanding 83,130,778 and.        83,131        66,281
 66,280,778 at December 31, 2002 and 2001, respectively.
Additional paid in capital. . . . . . . . . . . . . . . .     6,021,905     5,117,755
Deficit at inception date . . . . . . . . . . . . . . . .      (746,875)     (746,875)
Accumulated deficit during the development stage. . . . .    (6,669,343)   (4,989,426)
Common stock note receivable. . . . . . . . . . . . . . .       (30,095)      (30,095)
                                                           -------------  ------------

TOTAL STOCKHOLDERS' EQUITY <DEFICIT>. . . . . . . . . . .    (1,341,277)     (582,360)
                                                           -------------  ------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY <DEFICIT>. . . . . . . . . . . . .  $    175,792   $   246,373
                                                           =============  ============


XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STAGE)
STATEMENTS  OF  OPERATIONS  AND  ACCUMULATED  DEFICIT
YEAR  ENDED  DECEMBER  31,  2002,  2001  AND  2000
THE  PERIOD  MARCH  1,  1994  (INCEPTION  OF  THE  DEVELOPMENT  STAGE)  TO  DECEMBER  31,  2002
-----------------------------------------------------------------------------------------------

                                                                                         March 1, 1994
                                                                                         (inception of
                                                  Year Ended December 31,            development stage) to
                                                                            2000       December 31,2002
                                          2002              2001        (as restated)    (as restated)
----------------------------------------------------------------------------------------------------------
REVENUE. . . . . . . . . . . .  $            431   $             -   $      44,985   $      45,416


COSTS AND EXPENSES
------------------------------
Personnel Costs. . . . . . . .            84,000            92,838          58,861         604,871
Compensation expense . . . . .           801,000           712,300         656,700       2,170,000
Occupancy costs. . . . . . . .            72,559            61,024          74,187         287,621
Professional fees. . . . . . .           167,919           239,189         318,058       1,017,344
Computer costs . . . . . . . .                 -                 -          70,626          94,840
Marketing. . . . . . . . . . .            29,692            19,284          50,975         109,202
Travel . . . . . . . . . . . .            33,971            37,297          93,665         211,485
Consulting . . . . . . . . . .            75,250            78,337         117,167         343,314
Bank charges . . . . . . . . .               781               810             810           7,116
Office supplies. . . . . . . .            49,732            57,713          98,922         213,488
Communication. . . . . . . . .            24,745            22,012          18,088         128,973
Insurance. . . . . . . . . . .                 -             6,984          48,347          77,089
Miscellaneous. . . . . . . . .             2,082             4,541           7,946          24,168
Transfer fees. . . . . . . . .             2,539             2,834           3,161          16,284
Depreciation and amortization.            66,333            57,427          28,466         171,437
Bad  debt expense. . . . . . .               943                 -               -           6,343
Research and Development. . .            220,668           135,080           7,746         434,840
Investor relations . . . . . .             8,804            30,228          60,563          99,595
                                -------------------------------------------------------------------
TOTAL EXPENSES . . . . . . . .         1,641,018         1,557,898       1,714,288       6,018,010
                                -------------------------------------------------------------------
OTHER INCOME<LOSS>
Dissolution of Corp Reports . .                -                 -               -        (503,507)
Other (Note H) . . . . . . . .                 -                 -               -        (138,774)
                                ------------------------------------------------------------------
    (642,281)
      ------------------------------------------------------------------

OTHER EXPENSES
Interest and penalties     . .            22,809                -               -           22,809
Other interest . . . . . . . .            16,521            13,302           1,836          31,659
                                ------------------------------------------------------------------
                                          39,330     -      13,302           1,836          54,468
                                ------------------------------------------------------------------
                                               -                 -               -

NET LOSS . . . . . . . . . . .  $     (1,679,917)  $    (1,571,200)  $  (1,671,139)  $  (6,669,343)
                                ==================================================================

BASIC AND DILUTED
LOSS PER SHARE (NOTE A). . . .  $          (0.02)  $         (0.04)  $       (0.06)
                                ===================================================


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING. .        81,689,111        44,497,445      27,714,945
                                ===================================================


XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STAGE)
STATEMENTS  OF  STOCKHOLDERS'  EQUITY
THE  PERIOD  MARCH  1,  1994  (INCEPTION  OF  THE  DEVELOPMENT  STAGE)  TO  DECEMBER  31,  2002
-----------------------------------------------------------------------------------------------

                                                                                                         Existing  deficit
                                                                  Common Stock              Additional     at inception
                                                            Number of                         Paid-in      of development
                                                              Shares           Amount         Capital           stage
                                                        ------------------  ------------  ----------------  -------------
BEGINNING BALANCE
at inception of development, March 1, 1994 . . . . . .                 201  $          -  $       746,875   $   (746,875)
Shares issued. . . . . . . . . . . . . . . . . . . . .                 720             1            1,799              -
Net loss for year ending 12/31/94. . . . . . . . . . .                   -             -                -              -
-------------------------------------------------------------------------------------------------------------------------
BALANCES
December 31, 1994. . . . . . . . . . . . . . . . . . .                 921             1          748,674       (746,875)
Shares issued
Net loss for year ending 12/31/95. . . . . . . . . . .                   -             -                -              -
-------------------------------------------------------------------------------------------------------------------------
BALANCES
December 31, 1995. . . . . . . . . . . . . . . . . . .                 921             1          748,674       (746,875)
Shares issued. . . . . . . . . . . . . . . . . . . . .                  90             -           28,500              -
Net loss for year ending 12/31/96. . . . . . . . . . .                   -             -                -              -
-------------------------------------------------------------------------------------------------------------------------
BALANCES
December 31, 1996. . . . . . . . . . . . . . . . . . .               1,011             1          777,174       (746,875)
Shares issued. . . . . . . . . . . . . . . . . . . . .              14,492            15          258,536              -
Net loss for year ending 12/31/97. . . . . . . . . . .                   -             -                -              -
-------------------------------------------------------------------------------------------------------------------------
BALANCES
December 31, 1997. . . . . . . . . . . . . . . . . . .              15,503            16        1,035,710       (746,875)
Shares issued. . . . . . . . . . . . . . . . . . . . .              15,275            15        1,237,445              -
Net loss for year ending 12/31/98. . . . . . . . . . .                   -             -                -              -
-------------------------------------------------------------------------------------------------------------------------
BALANCES
December 31, 1998. . . . . . . . . . . . . . . . . . .              30,778            31        2,273,155       (746,875)
Shares issued
Shares issued for cash . . . . . . . . . . . . . . . .           6,590,000         6,590          207,010              -
Net loss for year ending 12/31/99. . . . . . . . . . .                   -             -                -              -
-------------------------------------------------------------------------------------------------------------------------
BALANCES
December 31, 1999. . . . . . . . . . . . . . . . . . .           6,620,778         6,621        2,480,165       (746,875)
Shares issued
Shares issued in exchange for extended business model.          20,000,000        20,000          (20,000)             0
Shares issued in exchange for services . . . . . . . .             210,000           210           71,790              0
Shares issued for note . . . . . . . . . . . . . . . .             150,000           150           29,850              0
Shares issued for cash . . . . . . . . . . . . . . . .           4,050,000         4,050          805,950              0
Shares issued under stock performance plan . . . . . .           3,300,000         3,300          656,700              0
Net loss for year ending 12/31/00. . . . . . . . . . .                   0             0                0              0
-------------------------------------------------------------------------------------------------------------------------
BALANCES
December 31, 2000 (as restated). . . . . . . . . . . .          34,330,778        34,331        4,024,455       (746,875)

Shares issued
Shares issued for services . . . . . . . . . . . . . .           5,100,000         5,100          209,900              0
Shares issued for debt . . . . . . . . . . . . . . . .           5,900,000         5,900          171,100              0
Shares issued under section 144 - control position . .          15,000,000        15,000          510,000              0
Shares issued under stock performance plan . . . . . .           5,950,000         5,950          202,300              0
Net loss for year ending 12/31/01. . . . . . . . . . .                   0             0                0              0
-------------------------------------------------------------------------------------------------------------------------
BALANCES
December 31, 2001. . . . . . . . . . . . . . . . . . .          66,280,778        66,281        5,117,755       (746,875)

Shares issued
Shares issued for services . . . . . . . . . . . . . .           3,000,000         3,000           87,000              0
Shares issued for debt . . . . . . . . . . . . . . . .           1,000,000         1,000           29,000              0
Shares issued under section 144 - control position . .           7,500,000         7,500          517,500              0
Shares issued under stock performance plan . . . . . .           5,350,000         5,350          270,650              0
Net loss for year ending 12/31/02. . . . . . . . . . .                   0             0                0              0
-------------------------------------------------------------------------------------------------------------------------
BALANCES
December 31, 2002. . . . . . . . . . . . . . . . . . .          83,130,778        83,131        6,021,905       (746,875)

The Company also had other non-cash
investing and financing activities:
  Years Ended December 31
------------------------------------------------------
                                                                                                 2000
                                                                      2002          2001     (as restated)
                                                        ------------------  ------------  ----------------

Shares issued for services . . . . . . . . . . . . . .  $           90,000  $    215,000  $             0
Conversion of debt to common stock . . . . . . . . . .              30,000       177,000                0
Shares issued under section 144 - control position . .             525,000       525,000                0
Shares issued for stock performance plan . . . . . . .             276,000       208,250          660,000
Shares issued in exchange for services . . . . . . . .                                 0           72,000
                                                             ------------- ------------------  ------------

                                                        $          921,000  $  1,125,250  $       732,000
                                                        -----------------  ------------  -----------------
                                                        ------------------  ------------  ----------------


XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STAGE)
STATEMENTS  OF  STOCKHOLDERS'  EQUITY (continued)
THE  PERIOD  MARCH  1,  1994  (INCEPTION  OF  THE  DEVELOPMENT  STAGE)  TO  DECEMBER  31,  2002
-----------------------------------------------------------------------------------------------
                                                          Deficit
                                                         Accumulated                      Total
                                                           During                     Stockholder's
                                                         Development         Note         Equity
                                                             stage        Receivable     Deficit
                                                        ---------------  ------------  ------------
BEGINNING BALANCE
at inception of development, March 1, 1994 . . . . . .  $            -   $         -   $         -
Shares issued. . . . . . . . . . . . . . . . . . . . .               -             -         1,800
Net loss for year ending 12/31/94. . . . . . . . . . .          (1,800)            -        (1,800)
---------------------------------------------------------------------------------------------------
BALANCES
December 31, 1994. . . . . . . . . . . . . . . . . . .          (1,800)            -             -
Shares issued
Net loss for year ending 12/31/95. . . . . . . . . . .               -             -             -
---------------------------------------------------------------------------------------------------
BALANCES
December 31, 1995. . . . . . . . . . . . . . . . . . .          (1,800)            -             -
Shares issued. . . . . . . . . . . . . . . . . . . . .               -             -        28,500
Net loss for year ending 12/31/96. . . . . . . . . . .         (50,165)            -       (50,165)
---------------------------------------------------------------------------------------------------
BALANCES
December 31, 1996. . . . . . . . . . . . . . . . . . .         (51,965)            -       (21,665)
Shares issued. . . . . . . . . . . . . . . . . . . . .               -             -       258,551
Net loss for year ending 12/31/97. . . . . . . . . . .        (174,022)            -      (174,022)
---------------------------------------------------------------------------------------------------
BALANCES
December 31, 1997. . . . . . . . . . . . . . . . . . .        (225,987)            -        62,864
Shares issued. . . . . . . . . . . . . . . . . . . . .               -             -     1,237,460
Net loss for year ending 12/31/98. . . . . . . . . . .      (1,315,249)            -    (1,315,249)
---------------------------------------------------------------------------------------------------
BALANCES
December 31, 1998. . . . . . . . . . . . . . . . . . .      (1,541,236)            -       (14,925)
Shares issued
Shares issued for cash . . . . . . . . . . . . . . . .               -             -       213,600
Net loss for year ending 12/31/99. . . . . . . . . . .        (205,851)            -      (205,851)
---------------------------------------------------------------------------------------------------
BALANCES
December 31, 1999. . . . . . . . . . . . . . . . . . .      (1,747,087)            -        (7,176)
Shares issued
Shares issued in exchange for extended business model.               0             0             -
Shares issued in exchange for services . . . . . . . .               0             0        72,000
Shares issued for note . . . . . . . . . . . . . . . .               0       (30,095)          (95)
Shares issued for cash . . . . . . . . . . . . . . . .               0             0       810,000
Shares issued under stock performance plan . . . . . .               0             0       660,000
Net loss for year ending 12/31/00. . . . . . . . . . .      (1,671,139)            0    (1,671,139)
---------------------------------------------------------------------------------------------------
BALANCES
December 31, 2000 (as restated). . . . . . . . . . . .      (3,418,226)      (30,095)     (136,410)

Shares issued
Shares issued for services . . . . . . . . . . . . . .               0             0       215,000
Shares issued for debt . . . . . . . . . . . . . . . .               0             0       177,000
Shares issued under section 144 - control position . .               0             0       525,000
Shares issued under stock performance plan . . . . . .               0             0       208,250
Net loss for year ending 12/31/01. . . . . . . . . . .      (1,571,200)            0    (1,571,200)
---------------------------------------------------------------------------------------------------
BALANCES
December 31, 2001. . . . . . . . . . . . . . . . . . .      (4,989,426)      (30,095)     (582,360)

Shares issued
Shares issued for services . . . . . . . . . . . . . .               0             0        90,000
Shares issued for debt . . . . . . . . . . . . . . . .               0             0        30,000
Shares issued under section 144 - control position . .               0             0       525,000
Shares issued under stock performance plan . . . . . .               0             0       276,000
Net loss for year ending 12/31/02. . . . . . . . . . .      (1,679,917)            0    (1,679,917)
---------------------------------------------------------------------------------------------------
BALANCES
December 31, 2002. . . . . . . . . . . . . . . . . . .      (6,669,343)      (30,095)   (1,341,277)

The Company also had other non-cash
investing and financing activities:
  Years Ended December 31
------------------------------------------------------


XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STAGE)
STATEMENTS  OF  CASH  FLOWS
YEAR  ENDED  DECEMBER  31,  2002,  2001  AND  2000
THE  PERIOD  MARCH  1,  1994  (INCEPTION  OF  THE  DEVELOPMENT  STAGE)  TO  DECEMBER  31,  2002
-----------------------------------------------------------------------------------------------

                                                                                                  March 1, 1994
                                                                                                   (inception of
                                                                 Year Ended December 31        development stage) to
                                                                                       2000      December 31, 2002
                                                           2002          2001      (as restated)   (as restated)
                                                       ------------  ------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . . . . . . . . .  $(1,679,917)  $(1,571,200)  $  (1,671,139)  $  (6,669,343)
Adjustments to reconcile net loss
 to net cash used by operating activities:
Depreciation. . . . . . . . . . . . . . . . . . . . .       58,000        57,427          28,466         163,104
Amortization. . . . . . . . . . . . . . . . . . . . .        8,333             0               0           8,333
Shares issued in exchange for services
charged to Professional fees. . . . . . . . . . . . .            -             -          72,000          72,000
Shares issued for stock performance plan. . . . . . .      276,000       208,250         660,000       1,144,250
Shares issued under section 144-control position. . .      525,000       525,000               -       1,050,000
Shares issued for services. . . . . . . . . . . . . .       90,000       215,000               -         305,000
Abandonment of furniture & equipment. . . . . . . . .            -             -               -          30,809
Bad debt expense. . . . . . . . . . . . . . . . . . .          943             0               0           6,343
Write-off of goodwill . . . . . . . . . . . . . . . .            -             -               0         464,831
CHANGES IN CURRENT ASSETS AND CURRENT . . . . . . . .                                                          -
ASSETS AND CURRENT LIABILITIES: . . . . . . . . . . .                                                          -
(Increase) decrease in current assets:. . . . . . . .                                                          -
Prepaids expenses . . . . . . . . . . . . . . . . . .        3,793        (3,793)              -               -
Accounts receivable . . . . . . . . . . . . . . . . .            -         5,700          (6,643)         (6,343)
Increase (decrease) in current liabilities: . . . . .                                                          -
Accrued expenses. . . . . . . . . . . . . . . . . . .      195,033       133,472         138,262         481,767
Accrued wages payable . . . . . . . . . . . . . . . .       84,000        83,850           2,000         169,850
Advances from related parties . . . . . . . . . . . .      409,303       159,660         296,489         865,452
                                                       ------------  ------------  --------------  --------------

NET CASH  USED FOR OPERATING ACTIVITIES . . . . . . .      (29,512)     (186,634)       (480,565)     (1,913,947)
                                                       ------------  ------------  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment. . . . . . . .            -        (4,953)       (284,658)       (339,631)
Acquisition of software . . . . . . . . . . . . . . .            -       (25,000)              -         (25,000)
(Increase) decrease in security deposit . . . . . . .       (2,557)            -         (10,384)        (12,941)
(Purchase) of  goodwill . . . . . . . . . . . . . . .            -             -               -        (464,831)
                                                       ------------  ------------  --------------  --------------

NET CASH (USED) FOR INVESTING ACTIVITIES. . . . . . .       (2,557)      (29,953)       (295,042)       (842,403)
                                                       ------------  ------------  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of notes payable . . . . . . . .       30,000       177,000               -       1,733,311
Shares issued for note. . . . . . . . . . . . . . . .            -             -             (95)            (95)
Sale of common stock. . . . . . . . . . . . . . . . .            -             -         810,000       1,023,600
                                                       ------------  ------------  --------------  --------------
NET CASH PROVIDED  BY FINANCING
 ACTIVITIES . . . . . . . . . . . . . . . . . . . . .       30,000       177,000         809,905       2,756,816
                                                       ------------  ------------  --------------  --------------

NET INCREASE (DECREASE) IN CASH . . . . . . . . . . .      (2,069)      (39,587)         34,298         466

CASH, beginning of period . . . . . . . . . . . . . .        2,535        42,122           7,824               -
                                                       ------------  ------------  --------------  --------------

CASH, end of period . . . . . . . . . . . . . . . . .  $   (19,534)  $     2,535   $      42,122   $     466
                                                       ============  ============  ==============  ==============

SUPPLEMENTAL DISCLOSURE:

Interest and penalties . .  . . . . . . . . . . . . .  $   22,809    $         0   $           0
                                                       ============  ============  ==============
Other Interest expense . . . . . . . . . . . . . . .  $    16,521    $    13,302   $       1,836
                                                       ============  ============  ==============
Noncash investing and financing activities

Shares issued for debt. . . . . . . . . . . . . . . .  $    30,000   $   177,000   $           -
Shares issued for services. . . . . . . . . . . . . .       90,000       215,000               0
Shares issued for stock performance plan. . . . . . .      276,000       208,250         660,000
Shares issued under section 144 - control position. .      525,000       525,000               0
Shares issued in exchange for services. . . . . . . .            0             0          72,000
                                                       ------------  ------------  --------------
                                                       $   921,000   $ 1,125,250   $     732,000
                                                       ============  ============  ==============

No significant amounts of taxes
were paid during the periods shown above.

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STATE)
NOTES  TO  THE  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2002,  2001  AND  2000
--------------------------------------------------------------------------------


NOTE  A  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
-----------------------------------------------------------------------------

Organization
------------

In June 2000, the Company changed its name to XRAYMEDIA.COM from e-bidd.com, inc.

The Company was incorporated in the State of Minnesota in the United States and operates in Vancouver, British Columbia and New York State. The Company's principal business, at present, is a general media Internet supersite portal currently under development. The website XRAYMEDIA.COM, when completed, will be comprised of a main general media supersite portal that will branch out into three media specific business portals: Buy & Sell Services; Public Relations Services; and Advertising Agency Services. The Company intends to sell conventional media advertising space, online advertising, and advertising and public relations services via its internet site. Because the Company is in the development stage, the accompanying financial statements should not be regarded as typical for normal operating periods.


In January 2000 the Company completed a private placement offering in the amount of $810,000. Management used the offering proceeds for working capital purposes.

Summary  of  Significant  Accounting  Principles
------------------------------------------------

a.  Accounting  estimates
-------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STATE)
NOTES  TO  THE  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2002,  2001  AND  2000
--------------------------------------------------------------------------------


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

Summary  of  Significant  Accounting  Principles  (Continued)
-------------------------------------------------------------

b.  Basic  earnings  per  share
-------------------------------

Basic earnings <loss> per share have been calculated in conformity with Financial Accounting Standards Board Statement No. 128 "Earnings per Share". The Company has a simple capital structure with no significant potential common shares. Basic earnings <loss> per share is calculated weighted on the average number of common shares outstanding each year (2002-81,689,111; 2001-44,497,445 ;2000-27,714,945;).

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

e.  Income  taxes
-----------------

In  2002,  2001,  and  2000  only the minimum state taxes were paid.   No income
taxes  are  payable  for  the  year  ended  December  31,  2002.

f.  Functional  Currency
------------------------

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STATE)
NOTES  TO  THE  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2002,  2001  AND  2000
--------------------------------------------------------------------------------

The financial statements are stated in U. S. dollars, which is the functional currency of the Company.

The Company maintains their financial records in U.S. dollars. If transactions had been recorded in foreign currency (Canadian dollars) and then translated into U.S. dollars using a weighted-average translation rate the difference between that amount and the activities expressed in U.S. dollars is immaterial.


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

Summary  of  Significant  Accounting  Principles  (Continued)
-------------------------------------------------------------

g.  Impact  of  Accounting  Standards
-------------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which establishes financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires that all business combinations be accounted for using one method, the purchase method. The provisions apply to all business combinations initiated after June 30, 2001.


In  July  2001,  the  FASB  issued  SFAS No. 142, "Goodwill and Other Intangible
Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of SFAS no. 142 were effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 142 during the first quarter of fiscal 2002, and the adoption of SFAS No. 142 had no material impact on our financial reporting and related disclosures.


In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for us beginning fiscal 2003. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, with the associated asset retirement costs capitalized as part of the carrying amount of the long-lived assets. We do not expect the adoption of SFAS No. 143 to have a material impact on our financial position and results of operations.


In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS
No. 144 supersedes FASB Statement No. 121 and parts of APB Opinion No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions Relating to Extraordinary Items." However, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment or in a distribution to owners) or is classified as held for sale. SFAS No. 144 addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. We do not expect the adoption of SFAS No. 144 to have a material impact on our financial position and results of operations.


In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which nullifies EITF Issue 94-3. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred in contrast to the date of an entity's commitment to an exit plan, as required by EITF Issue 94-3. We do not expect the adoption of SFAS No. 146 to have a material impact on our financial position and results of operations.


In December 2002, the FASB issued SFAS 148 "Accounting for Stock-Based Compensation" an amendment to SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002 for transition guidance and annual disclosure provisions; for financial reports containing financial statements for interim periods beginning after December 15, 2002 for interim disclosure provisions. The adoption of SFAS No. 148 did not have a material impact on our financial position and results of operations.


h.  Deferred  tax  assets
-------------------------

Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109 and consist primarily of net operating loss carryforward amounting to approximately $6,700,000. Because of the uncertainty of utilizing the net operating loss carryforward, a valuation allowance of the maximum has been provided against the deferred tax asset (See Note F).

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STATE)
NOTES  TO  THE  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2002,  2001  AND  2000
--------------------------------------------------------------------------------


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

Summary  of  Significant  Accounting  Principles  (Continued)
-------------------------------------------------------------

i.  Reclassification
--------------------

Certain 2001 and 2000 amounts have been reclassified to conform with 2002 classifications.


j.  Advertising
---------------
The Company expenses all advertising as incurred. For the years ended December 31, 2002 and 2001, the Company charged to operations $804 and $0, respectively.


k. Accounts Receivable
-----------------------
Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.


l. Allowance for Doubtful Accounts
----------------------------------
The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired (bankruptcy, lack of contact, account balance over one year old, etc.).


m. Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at December 31, 2002, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.


n. Revenue Recognition Policy

Revenue is recognized when the earning process is complete and the risk and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon the delivery of the media to our customer.




NOTE  B  -  FURNITURE  AND  EQUIPMENT
-------------------------------------

Property  and  equipment  at  December  31,  2002  and  2001  consisted  of:

                                                 2002          2001
                                              ------------------------
             Furniture and equipment          $289,611       $284,658
             Software License                   25,000         25,000
             Less: Accumulated depreciation   (143,893)       (85,893)
                   Accumulated amortization   (  8,333)             0
                                              ------------------------
        Furniture and equipment, net          $162,385       $228,718
                                              ========================

Depreciation expense for the year ended December 31, 2002 and 2001 was $58,000 and $57,427, respectively. Amortization expense was $8,333 and $0 for the years ended December 31, 2002 and 2001, respectively.

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STATE)
NOTES  TO  THE  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2002,  2001  AND  2000
--------------------------------------------------------------------------------


NOTE  C  -  ACCRUED  EXPENSES
-----------------------------

Accrued  expenses  at  December  31, 2002 consisted of the following categories:

                  Accrued Consulting expense                $290,889
                  Accrued Office expense                     113,712
                  Accrued Professional fees expense          114,953
                  Accrued Website/Internet expense            83,116
                  Accrued Other expenses                      17,444
                                                           ----------
                  Total Accrued Expenses                    $620,114
                                                           ==========

Accrued wages payable at December 31, 2002 and 2001 were $169,850 and $85,850, respectively. These amounts represent accrued wages payable for staff in the New York office.

Advances were made by another company for rental expenses incurred during the year ended December 31, 2002 in the amount of $26,565. The advances are extended on open terms.


NOTE  D  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

A shareholder and close friend of the President has advanced money without interest to the Company during the years ended 2002 and 2001 to be used in daily operations. During the years ended December 31, 2002 and 2001, 1,000,000 and 5,900,000 shares were issued to the related party in consideration of forgiveness of advances, respectively. The shares issued were valued at $0.03 per share for a total amount of $30,000 and $177,000 for the years ended December 31, 2002 and 2001, respectively. The total liability to the related party increased by $123,391 for the year ended December 31, 2002.



           Year ended          # of          Value of       FMV of
          December 31,        common           debt          stock
                              Shares         forgiven        issued
                              Issued
         -------------------------------------------------------------
              2002         1,000,000          $ 30,000       $70,000
              2001         5,900,000         $ 177,000      $325,500


NOTE  E  -  STOCK  PERFORMANCE  PLAN
------------------------------------

The Board of Directors offers common stock, on a discretionary basis, to certain individuals who have been instrumental in the Company's continuance. During the years ended December 31, 2002, 2001 and 2000, 5,350,000, 5,950,000 and 3,300,000
shares were issued of common stock under the stock performance plan, respectively. The shares issued are valued at fair market value at the date of issuance, ranging from $0.03 to $0.07 per share, and are recognized in compensation expense in the Statements of Operations and Accumulated Deficit.

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STATE)
NOTES  TO  THE  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2002,  2001  AND  2000
--------------------------------------------------------------------------------


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

During the years ended December 31, 2002 and 2001 stock was issued to parties to whom the Company owed money for debt and services. The stock was issued for values ranging from $0.03 to $0.07 per share for a total relief of debt of $30,000 and $177,000, and $90,000 and $215,000 for services, respectively.

During the year ended December 31, 2002 and 2001 stock was issued to its President and Director, Raymond Dabney in recognition of services performed. The total number of shares issued was 7,500,000 and 15,000,000, respectively. The issued shares were valued at $0.03 and $0.035 per share, respectively.
These issuances are recognized in compensation expense in the Statements of Operations and Accumulated Deficit.

NOTE  G  -  NET  OPERATING  LOSS  CARRY  FORWARD
------------------------------------------------

The Company's net operating loss for the year ended December 31, 2002 of $1,679,917 may be utilized through the year ended December 31, 2002. The Company's net operating loss for the year ended December 31, 2001 of $1,571,200 may be utilized through the year ended December 31, 2021. The Company's net operating loss for the year ended December 31, 2000 of $1,671,139 may be utilized through the year ended December 31, 2020. The Company's net operating loss for the year ended December 31, 1999 of $205,851 may be utilized through the year ended December 31, 2019. The net operating loss created during the years ended December 31, 1994 through 1998 of $1,541,236 may be utilized through the years ended 2014 and 2018, respectively. SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2001 a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STATE)
NOTES  TO  THE  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2002,  2001  AND  2000
--------------------------------------------------------------------------------

future years. The valuation allowance increased by $668,634 and $628,480 for the year ended December 31, 2002 and 2001, respectively, using an anticipated income tax rate of 40 percent.


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

XRAYMEDIA.COM,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STATE)
NOTES  TO  THE  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2002,  2001  AND  2000
--------------------------------------------------------------------------------


NOTE  K  -  SUBSEQUENT  EVENTS
------------------------------

Subsequent to year end the Company signed a joint venture agreement with Internet Marketing Consortium (IMC). The name of the new joint venture will be Ultimate Media Consortium. The agreement involves Xraymedia.com posting $1.1 billion of media inventory from IMC to the Xraymedia.com website for trading among their clients. IMC and Xraymedia.com each own 50% of the joint venture.

Additionally, the Company signed an exclusive agency agreement with Whistler South Resort Corporation to provide advertising services. The value of the contract is estimated at $3 million with $1 million in an initial advertising campaign.


The Company entered into a lease agreement subsequent to year end. During February 2003 the Company signed a three-year lease agreement for officespace in Vancouver, B.C. The term of the lease extends from May 2003 through April 2006. The minimum monthly rent payments are $2,869. Future minimum lease payments are as follows:

                             2003        $20,083
                             2004         34,428
                             2005         34,428
                             2006         14,345
                                        --------
                             Total      $103,284


These events had no effect on the financial statements for the year ended December 31, 2002.
                   42

NOTE L - STATUTORY VIOLATION
----------------------------
During the year ended December 31, 2002 the Company did not remit required payroll taxes for employee withholdings and Company related payroll tax expenses. These withholdings and expenses have been accrued as an account payable at year-end in the amount of $47,540. Estimates were made for violation penalties and interest in the amount of $22,809 and are included in other expenses in the Statement of Operations and Accumulated Deficit.


NOTE M - THREATENED LITIGATION
------------------------------
Due to the on-going negative cash flow the Company has been unable to pay certain vendors for services. Certain items have been forwarded to collection agencies and legal action has been threatened. No additional liability has been accrued beyond the original amount payable.

            ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS


THE COMPANY HAS HAD NO CHANGES IN OR DISAGREEMENTS WITH ITS ACCOUNTANTS IN ITS THREE MOST RECENT FISCAL YEARS OR ANY LATER INTERIM PERIOD.


                                    PART  III

     ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS,  AND CONTROL PERSONS

XRAYMEDIA'S DIRECTORS HOLD OFFICE UNTIL THE ANNUAL MEETING OF SHAREHOLDERS NEXT HELD AFTER THEIR ELECTION. THE OFFICERS AND DIRECTORS OF XRAYMEDIA AS OF MARCH 31, 2002 ARE AS FOLLOWS:

--------------------------------------------------------------------------------
NAME                               AGE                             POSITION
--------------------------------------------------------------------------------
RAYMOND  DABNEY                     38              PRESIDENT,  CHIEF  EXECUTIVE
OFFICER  AND  DIRECTOR
--------------------------------------------------------------------------------
MEIR  KAHTAN                        45              DIRECTOR
--------------------------------------------------------------------------------
GORD  WOODWARD                      43              DIRECTOR
--------------------------------------------------------------------------------


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

                       ITEM  10.    EXECUTIVE  COMPENSATION

THE FOLLOWING TABLE PROVIDES SUMMARY INFORMATION FOR THE YEARS 1999, 2000, 2001 AND 2002 CONCERNING CASH AND NON-CASH COMPENSATION PAID OR ACCRUED BY XRAYMEDIA TO OR ON BEHALF OF THE PRESIDENT AND ANY OTHER EMPLOYEE(S) TO RECEIVE COMPENSATION IN EXCESS OF $100,000.


                           SUMMARY  COMPENSATION  TABLE


--------------------------------------------------------------------------------
ANNUAL  COMPENSATION                  LONG  TERM  COMPENSATION
--------------------------------------------------------------------------------
NAME  AND                                                             RESTRICTED
PRINCIPAL          YEAR      SALARY       BONUS        OTHER  ANNUAL     STOCK
POSITION                       ($)         ($)         COMPENSATION     AWARD(S)
--------------------------------------------------------------------------------
RAYMOND  DABNEY      1999    10,000         0               0               0
PRESIDENT,  CEO      2000    72,000         0               0      20,000,000(1)
AND  DIRECTOR        2001    69,786         0        $525,000      15,000,000(2)
                     2002    75,250         0        $225,000       7,500,000(3)
--------------------------------------------------------------------------------

MEIR  KAHTAN         1999         0         0               0               0
DIRECTOR             2000    50,622         0               0               0
                     2001    68,348         0               0               0
                     2002    60,000         0               0               0
--------------------------------------------------------------------------------

(1) MR. DABNEY RECEIVED THE 20,000,000 SHARES IN CONSIDERATION FOR CREATING AND IMPLEMENTING XRAYMEDIA'S EXTENDED BUSINESS MODEL.

(2) MR. DABNEY RECEIVED THE 15,000,000 SHARES IN RECOGNITION OF SERVICES PERFORMED. THE SHARES WERE VALUED AT $0.035 PER SHARE.

(3)  MR.  DABNEY  RECEIVED  THE   7,500,000  SHARES  IN  RECOGNITION OF SERVICES
PERFORMED.  THE  SHARES  WERE  VALUED  AT  $0.03  PER  SHARE.

SALARIES  ARE  PRIMARILY  ON  AN  ACCRUAL  RATHER  THAN  CASH  BASIS.

                            COMPENSATION  OF  DIRECTORS

THERE IS NO PLAN IN PLACE AT THIS TIME FOR XRAYMEDIA'S DIRECTORS TO BE COMPENSATED, FOR SERVICES RENDERED IN THIS CAPACITY.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

THE FOLLOWING TABLE SETS FORTH CERTAIN INFORMATION REGARDING THE BENEFICIAL OWNERSHIP OF THE STOCK OF XRAYMEDIA AS OF MARCH 31, 2003, BY EACH SHAREHOLDER WHO IS KNOWN BY XRAYMEDIA TO BENEFICIALLY OWN MORE THAN 5% OF THE OUTSTANDING COMMON STOCK, BY EACH DIRECTOR, AND BY ALL EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP.

Title of Class                Name and Address of         Amount and Nature of         Percent of Class
Beneficial  Owner             Beneficial  Ownership
---------------------------------------------------------------------------------------------------------
Common                        Raymond  Dabney                   46,400,000                    55.8%
Stock                         555  Burrard  Street,
                              Suite  900
                              Vancouver,  B.C.,  Canada
                              V7X  1M9
---------------------------------------------------------------------------------------------------------
N/A                           Gord  Woodward                       None                          0%
                              555  Burrard  Street,
                              Suite  900
                              Vancouver,  B.C.,  Canada
                              V7X  1M9
---------------------------------------------------------------------------------------------------------
Common                        Meir  Kahtan                      2,520,000                      3.0%
Stock                         555  Burrard  Street,
                              Suite  900
                              Vancouver,  B.C.,  Canada
                              V7X  1M9
---------------------------------------------------------------------------------------------------------
Common                        All  Executive  Officers  and    48,920,000                     58.8%
Stock                         Directors  as  a  Group
                              (3  persons)
---------------------------------------------------------------------------------------------------------

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

DURING THE YEAR 2002, MR. RAYMOND DABNEY WAS ISSUED 7,500,000 RESTRICTED SHARES OF XRAYMEDIA'S COMMON STOCK IN EXCHANGE FOR SERVICES RENDERED. THE STOCK IS ADDED
TO  MR.  DABNEY'S  CONTROL  POSITION  OF  SEC  RULE 144 RESTRICTED COMMON STOCK.

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


                      [THIS  SPACE  LEFT  BLANK  INTENTIONALLY]

                                   SIGNATURES

IN ACCORDANCE WITH SECTION 12 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT CAUSED THIS FORM 10-KSB TO BE SIGNED ON ITS BEHALF BY
THE  UNDERSIGNED,  THEREUNTO  DULY  AUTHORIZED,  THIS  15TH  DAY  OF  APRIL,
2003.

XRAYMEDIA.COM,  INC.

                         /S/  RAYMOND  DABNEY
                       NAME:  RAYMOND  DABNEY
               TITLE:  PRESIDENT,  CEO  AND  DIRECTOR

IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE                              TITLE                         DATE

/S/  RAYMOND  DABNEY         PRESIDENT  AND  DIRECTOR          APRIL  15,  2003.
     RAYMOND  DABNEY3

                                  CERTIFICATION
                                  -------------


     I,  Raymond  Dabney,  President  of  Xraymedia.com  certify  that:

1.     I  have  reviewed  this  annual  report  on  Form  10-K of Xraymedia.com;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectives of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation in internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:  April 15, 2003                    Signature: _______________________

                                   Title:  ___________________________

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


BEDINGER  &  COMPANY
CERTIFIED  PUBLIC  ACCOUNTANTS
1200  CONCORD  AVE,  SUITE  250
CALIFORNIA


CONSENT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

BEDINGER  &  COMPANY
CERTIFIED  PUBLIC  ACCOUNTANTS
1200  CONCORD  AVE,  SUITE  250
CALIFORNIA

APRIL  15,  2003


CONSENT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS


WE HEREBY CONSENT TO USE IN THIS FORM 10 - SB/A-2 OF OUR REPORT DATED APRIL 1, 2003, RELATING TO THE FINANCIAL STATEMENTS OF XRAYMEDIA.COM FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000.

BEDINGER  &  COMPANY
CERTIFIED  PUBLIC  ACCOUNTANTS