Form 10QSB
period 2003-03-31
XRAYMEDIA COM INC
filed 2003-05-21
CIK 1097068

XRAYMEDIA.COM INC

FILING TYPE: 10QSB
DESCRIPTION: QUARTERLY REPORT
FILING DATE: MAY 23, 2003

PERIOD END: MAR 31, 2003
PRIMARY EXCHANGE: OVER THE COUNTER INCLUDES OTC AND OTCBB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the quarterly period ended March 31, 2003

☐ Transition report under Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from to . ------------ --------------

Commission file number:33-24108D

XRAYMEDIA.COM, INC.

(Exact name of small business issuer as specified in its charter)

Minnesota 41-0951123
(State or other jurisdiction of (I.R.S. Employer Identification No.)
incorporation or organization)

555 West Hastings Street, Suite 1560, Vancouver, B.C., Canada V6B4N6
(Address of principal executive office) (Zip Code)

(888) 777-0658
(Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of March 31, 2003 was 83,130,778.

The number of outstanding shares at the date of completion of this report, (May 15, 2003), was 87,263,000

The issuer is not using the Transitional Small Business Disclosure format.

Page - 1

TABLE OF CONTENTS

PART I
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 3. CONTROL PROCEDURES
PART II
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS

Page - 2

PART 1

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to XRAYMEDIA.COM, Inc., a Minnesota corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2003 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-9 and are incorporated herein by this reference.

[THIS SPACE LEFT BLANK INTENTIONALLY]

Page - 3

XRAYMEDIA.COM, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
BALANCE SHEET (Unaudited)
MARCH 31, 2003

MARCH 31,
ASSETS
CURRENT ASSETS
Cash	$11,540
Accounts receivable	0
Prepaid expenses	0

TOTAL CURRENT ASSETS	11,540

FIXED ASSETS
Furniture and equipment (Note B)
Cost	289,611
Accumulated depreciation	(158,373)

Net	131,238

Software License (Note B)
Cost	25,000
Accumulated amortization	(10,415)

Net	14,585

TOTAL FIXED ASSETS	145,823

OTHER ASSETS
Security deposit	2,092

TOTAL ASSETS	$159,455

CURRENT LIABILITIES

Accrued expenses (Note C)	$710,578

Accrued wages payable	190,850

Advance from related party (Note D).	775,734

Advances – other	26,565

TOTAL CURRENT LIABILITIES	1,703,727

TOTAL LIABILITIES	1,703,727

STOCKHOLDERS' (DEFICIT) (Note F)

Common Stock, par value $.001; 100,000,000
shares authorized; issued and outstanding 83,130,778
at March 31, 2003	83,131
Additional paid in capital	6,021,905
Deficit at inception date	(746,875)
Accumulated deficit during the development stage	(6,872,338)
Common stock note receivable	(30,095)

TOTAL STOCKHOLDERS'(DEFICIT)	(1,544,272)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$159,455

See Notes to Financial Statements.

Page - 4

XRAYMEDIA.COM, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
AND THE PERIOD MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE)
TO MARCH 31, 2003

				March 1, 1994
				(inception of
	Three Months Ended March 31,			development
		2003	2002	stage to
			(as restated)	March 31, 2003
				(as restated)
REVENUE		$0	$0	$45,416

COSTS AND EXPENSES

Personnel Costs		21,000	21,000	625,871
Compensation expense		0	614,500	2,170,000
Occupancy costs		17,471	16,314	305,091
Professional fees		18,000	31,054	1,035,344
Computer costs		0	0	94,840
Marketing		11,860	2,126	121,062
Travel		8,499	7,214	219,984
Consulting		20,000	18,750	363,314
Bank charges		285	302	7,401
Office supplies & administration		15,535	13,449	229,023
Communication		3,995	6,069	132,968
Insurance		0	0	77,089
Miscellaneous		1,673	205	25,841
Transfer fees		50	2,300	16,334
Depreciation & amortization		16,561	16,732	187,999
Bad debt expense		0	0	6,343
Research & Development		47,176	84,433	482,016
Investor relations		4,513	5,394	104,108

TOTAL EXPENSES		186,618	839,842	6,204,628

OTHER INCOME (LOSS)
Dissolution of Corp Reports		0	0	(503,507)
Other (Note H)		0	0	(138,774)

		0	0	(642,281)
OTHER EXPENSES
Interest & Penalties		6,312	287	29,121
Other Interest		10,065	343	41,724

		16,377	630	70,845

NET (LOSS).		(202,995)	(840,472)
Accumulated Deficit: Beginning		(6,669,343)	(4,989,426)	6,872,338

Ending		$(6,872,338)	$(5,829,898)	$6,872,338

BASIC AND DILUTED
LOSS PER SHARE (NOTE A).	$	(0.0025)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING		83,130,778	79,764,111

See Notes to Financial Statements.

Page - 5

XRAYMEDIA.COM, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
AND THE PERIOD MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE)
TO MARCH 31, 2003

			March 1, 1994
			(inception of
	Three Months ended March 31,		development stage )
	2003	2002	to March 31, 2003
		( as restated)	(as restated )
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(202,995)	$(840,472)	$(6,872,338)
Adjustments to reconcile net loss
to net cash used by operating
activities:
Depreciation.	16,562	16,732	187,999
Amortization
Shares issued in exchange for services
charged to Professional fees	0	0	72,000
Shares issued for stock performance Plan	0	89,500	1,144,250
Shares issued under section
144-control position	0	525,000	1,050,000
Shares issued for services		90,000	305,000
Abandonment of furniture & equipment	0	0	30,809
Bad debt expense	0	0	6,343
Write-off of goodwill	0	0	464,831
CHANGES IN CURRENT ASSETS AND CURRENT ASSETS
AND CURRENT LIABILITIES:
(Increase) decrease in current assets:
Prepaids expenses	0	3,793	0
Accounts receivable	0	0	(6,343)
Increase (decrease) in current
liabilities:
Accrued expenses	70,464	7,501	552,231
Accrued wages payable	21,000	21,000	190,850

NET CASH USED FOR OPERATING ACTIVITIES	(94,969)	(86,946)	(2,874,368)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	0	(3,400)	(339,631)
Acquisition of software	0	0	(25,000)
<Increase> decrease in security deposit	10,849	(94)	(2,092)

<Purchase> of goodwill			(464,831)

NET CASH (USED) FOR INVESTING ACTIVITIES	10,849	(3,494)	(831,554)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance <repayment> of notes payable	95,194	90,131	2,693,957
Shares issued for note	0	0	(95)
Sale of common stock	0	0	1,023,600

NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . . . . .	95,194	90,131	3,717,462

NET INCREASE <DECREASE> IN CASH	11,074	(309)	11,540
CASH, beginning of period	466	2,535	0

CASH, end of period	$11,540	$2,226	$11,540

SUPPLEMENTAL DISCLOSURE: Interest expense	$14,273	$534

Noncash investing and financing activities

Shares issued for debt	$-	$30,000	$-
Shares issued for services	0	90,000	0
Shares issued for stock performance plan	0	89,500	78,750
Shares issued under section 144 control position	0	525,000	0

	$0	$734,500	$78,750

No significant amounts of interest or taxes
were paid during the periods shown above.

See Notes to Financial Statements.

Page - 6

XRAYMEDIA.COM, INC.
(A COMPANY IN THE DEVELOPMENT STATE)
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2003

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements of Xraymedia.com (the "Company") as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Accounting Policies

The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented in Note A to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

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

Page - 7

XRAYMEDIA.COM, INC.
(A COMPANY IN THE DEVELOPMENT STATE)
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2003

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

d. Software license

Software license purchases are capitalized and the cost amortized over the estimated useful lives of the related assets, generally three to five years under the straight-line method.

e. Issuance of Common Stock

The issuance of common stock for other than cash is recorded by the Company at managements estimate of the fair value of the assets acquired or service rendered.

f. Income taxes

In 2002 and the first quarter of 2003, only the minimum state taxes were paid. No income taxes are payable for the three months ended March 31, 2003. The Company has net operating losses of approximately $7,000,000, which will expire in the 20th year from the date the losses were incurred, i.e. from 2014 to 2023.

Page - 8

XRAYMEDIA.COM, INC.
(A COMPANY IN THE DEVELOPMENT STATE)
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2003

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

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Principles (Continued)

i. Impact of Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", which establishes financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, “Business Combinations”, and FASB statement No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises. SFAS No.141 requires that all business combinations be accounted for using one method, the purchase method. The provisions apply to all business combinations initiated after June 30, 2001.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No.17 “Intangible Assets.” SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of SFAS No.142 were effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 142 during the first quarter of fiscal 2002, and the adoption of SFAS No.142 had no material impact on our financial reporting and related disclosures.

In August 2001, the FASB issued SFAS No.143, “Accounting for Asset Retirement Obligations,” which is effective for us beginning fiscal 2003. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, with the associated asset retirement costs capitalized as part of the carrying amount of the long-lived assets. We do not expect the adoption of SFAS No. 143 to have a material impact on our financial position and results of operations.
In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS N0.144 supersedes FASB Statement NO. 121 and parts of APB opinion NO. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions Relating to Extraordinary Items.” However, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment or in a distribution to owners) or is classified as held for sale. SFAS No. 144 addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. We do not expect the adoption of SFAS No. 144 to have a material impact on our financial positions and results of operations.

In June 2002, the FASB issued SFAS No.146, “Accounting for Costs Associated with Exit or Disposal Activities”, which nullifies EITF Issue 94-3. SFAS No.146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred in contrast to the date of an entity’s commitment to an exit plan, as required by EITF Issue 94-3. We do not expect the adoption of SFAS No. 146 to have a material impact on our financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation” an amendment to SFAS No.123. SFAS No.148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002 for transition guidance and annual disclosure provisions; for financial reports containing financial statements for interim periods beginning after December 15, 2002 for interim disclosure provisions. The adoption of SFAS No. 148 did not have a material impact on our financial position and results of operations.

j. Deferred tax assets

Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109 and consist primarily of net operating loss carryforward amounting to approximately $7,000,000. Because of the uncertainty of utilizing the net operating loss carryforward, a valuation allowance of the maximum has been provided against the deferred tax asset (See Note F).

Page - 9

XRAYMEDIA.COM, INC.
(A COMPANY IN THE DEVELOPMENT STATE)
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2003

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Principles (Continued)

k. Reclassification

Certain 2002 amounts have been reclassified to conform with 2003 classifications.

l. Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at March 31, 2003, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market change.

m. Revenue Recognition Policy

Revenue is recognized when the earning process is complete and the risk and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon the delivery of the media to our customer.

NOTE B - FURNITURE AND EQUIPMENT

Property and equipment at March 31, 2003 consisted of:

Furniture and equipment	$289,611
Software License	25,000
Less: Accumulated depreciation	(158,373)
Accumulated amortization	(10,415)
Furniture and equipment, net	$145,823

Depreciation expense for the quarters ended March 31, 2003 and March 31, 2002 was $14,480 and $14,650 respectively. Amortization expense was $2,082 for both quarters.

NOTE C - ACCRUED EXPENSES
---------------------------
Accrued expenses at March 31, 2003 consisted of the
following categories:

Accrued Consulting expense	$306,397
Accrued Office expense	121,905
Accrued Professional fees expense	127,053
Accrued Website/Internet expense	144,158
Accrued Other expenses	11,065

Total Accrued Expense	$710,578

Accrued wages payable at March 31, 2003 was $190,850. This amount represents accrued wages payable for staff in the New York office.

NOTE D - RELATED PARTY TRANSACTIONS

A shareholder and close friend of the President has advanced money without interest and are payable on demand to the Company during the present quarter and the years ended 2002 and 2001 to be used in daily operations.

Page - 10

XRAYMEDIA.COM, INC.
(A COMPANY IN THE DEVELOPMENT STATE)
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2003

NOTE E - STOCK PERFORMANCE PLAN

There were no shares issued under this plan during the quarter under review. However, the Board of Directors does offer common stock, on a discretionary basis, to certain individuals who have been instrumental in the Company's continuance. During the quarter ended March 31, 2002, a net of 1,750,000 shares were issued of common stock under the stock performance plan, respectively. Compensation expense in the amount of $85,500 was recorded in the Statement of Operations and Accumulated Deficit for the issuance.

NOTE F - COMMON STOCK

There was no common stock issued in the quarter under review. There was 3,732,222 restricted common stock issued for private placement financing at $0.025 (issued after the quarter under review.)

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

During the quarter ended March 31, 2002 stock was issued to parties to whom the Company owed money for debt and services. The stock was issued for a value of $0.03 to $0.07 per share for a total relief of debt of $30,000 and $177,000.

During the quarter ended March 31, 2002 stock was issued to its President and Director, Raymond Dabney in recognition of services performed. The total number of shares issued was 7,500,000. The issued shares were valued at $0.03. The issuance was recognized in compensation expense in the Statements of Operations and Accumulated Deficit.

NOTE G - NET OPERATING LOSS CARRY FORWARD

The Company's net operating loss for the quarter ended March 31, 2003 of $202,995 may be utilized through the year ended December 31, 2023. The Company's net operating loss for the year ended December 31, 2002 of $1,679,917 may be utilized through the year ended December 31, 2022. The Company’s net operating loss for the year ended December 31, 2001 of $1,571,200 may be utilized through the year ended December 31, 2021. The Company's net operating loss for the year ended December 31, 2000 of $1,671,139 may be utilized through the year ended December 31, 2020. The Company's net operating loss for the year ended December 31, 1999 of $205,851 may be utilized through the year ended December 31, 2019. The net operating loss created during the years ended December 31, 1994 through 1998 of $1,541,236 may be utilized through the years ended 2014 and 2018, respectively. SFAS No. 109 requires a valuation allowance be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At March 31, 2003 a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years. The valuation allowance which was increased by approximately $81,000 for the three months ended March 31, 2003 and $202,500 for the same period in 2002, using an anticipated income tax rate of 40 percent in both instances.

Page - 11

NOTE H -OTHER INCOME

The other income occurred in the year ended December 31, 1999 arose from the forgiveness of certain indebtedness to an unrelated stockholder.

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

NOTE J – STATUTORY VIOLATION

During the quarter ended March 31, 2003 and the year ended December 31, 2002 the Company did not remit required payroll taxes for employee withholdings and Company related payroll tax expenses. These withholdings and expenses have been accrued at quarter-end in the amount of $61,498. Estimates were made for violation penalties and interest in the amount of $29,121 and this amount is listed in the appropriate expense category in the Statement of Operations and Accumulated Deficit.

NOTE K – THREATENED LITIGATION

Due to the on-going negative cash flow the Company has been unable to pay certain vendors for services. Certain items have been forwarded to collection agencies and legal action has been threatened. No additional liability has been accrued beyond the original amount payable.

NOTE L – LONG TERM COMMITMENTS

In February 2003, the Company signed a three-year lease for office space in Vancouver, British Columbia. The term of the lease extends from March 2003 through April 2006. The minimum monthly rent payments are $2,869. Future minimum lease payments are as follows:

2003	$20,083
2004	34,428
2005	34,428
2006	14,345

Total	$103,284

NOTE M – SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

During the year ended December 31, 2002 there were significant fourth quarter adjustments with regard to the valuation of compensation expense. The stock issuance during the first, second and fourth quarters were valued at less than fair market value at the time of issuance. The financial statements were adjusted to reflect this and those adjustments are reflected in the restated unaudited financial statements for the three months ended March 31, 2002.

Page - 12

NOTE N – SUBSEQUENT EVENTS

On May 5 2003, the Company issued 3,732,222 non-registered 1-year restricted shares for a private placement financing totaling $93,305.55. The offering is restricted to the amount of the authorized share capital of 100 million. An immediate registration statement is not required for this form of financing, as the shares issued are not registered or freely tradable. The company anticipates raising additional funds using this form of financing at prices to be determined.

Page - 13

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

Page - 14

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

Page - 15

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

Marketing efforts will be the focus for the remainder of the year, including releasing incentive plans for our partners' clients and for the general public. Listing advertising opportunities in the Live Media Marketplace will be the parallel focus, as new opportunities become available. Compounding our various Joint Venture Partners' success is our goal; IMC is a prime example to personify the success that compounded JV's can have. When we launch the campaigns for IMC, we are preparing for mass interest and registrations; IMC alone has hundreds of partners and literally thousands of opportunities for us to work with. We have made major strides to build a unique venue for buyers and sellers of advertising around the world. This joint venture with IMC represents another landmark in our Company's history, and the future has never looked brighter. Based on the new Joint Venture Agreements and the heightened interest from the general business community the company anticipates closing its first deals through the system within the second quarter of 2003.

PLAN OF OPERATIONS;

XRAYMEDIA's plan of operation for the remainder of the year 2003 consists of commencing operations of its Media Auction. XRAYMEDIA feels that commenced operations will enable it to engage in the business of selling conventional media advertising space, online advertising, and advertising and public relations services via its Internet site. XRAYMEDIA will also continue to develop strategic relationships to help it reach its initial revenue goals.

Page - 16

A. RESULTS OF OPERATIONS;

Three months ended March 31, 2003, compared to three months ended March 31, 2002.

Sales

There were no revenues during the three months ended March 31, 2003. XRAYMEDIA generated minor revenues from operations during 2002.

Losses

Net losses for the quarter ended March 31, 2003, decreased to $202,995 from $840,472 for the quarter ended March 31, 2002. The decrease in losses was primarily attributable to decreased compensation expense, a new costing category introduced retroactively in 2001, to reflect a reporting change to share pricing at market value XRAYMEDIA expects to continue to incur losses at least through fiscal year 2003 and there can be no assurance that XRAYMEDIA will achieve or maintain profitability or that revenues will be generated or that growth can be sustained in the future.

Expenses
Selling, general and administrative expenses for the three months ended March 31, 2003, decreased to $139,442 from $755,409 for the three months ended March 31, 2002. The decrease in selling general and administrative expenses was directly attributable to the fact that there were no shares issued during the three months ended March 31, 2003 and thus no compensation expense. Depreciation and amortization expenses for the three months ended March 31, 2003 and 2002 were $16,562 and $16,732, respectively. Research and Development expenses decreased during the three months ended March 31, 2003 to $47,176 from $84,433 for the three months ended March 31, 2002. The Company’s expenditures for research and development are decreasing as the Company gets closer to ending the development stage of business.

B. Liquidity and Capital Resources

Cash flows used by operations was $94,969 for the quarter ended March 31, 2003, and used by operations for the quarter ended March 31, 2002 was $86,946. The decrease in negative cash flow for the quarter ended March 31, 2003 was attributable to the offsetting of expenses by short term borrowed capital.

Cash flows generated by investing activities were $10,849 for the quarter ended March 31, 2003, and $(3,494) for the quarter ended March 31, 2002. The positive increase in cash flow for the quarter ended March 31, 2003, is primarily attributable to the limited refund of a rental deposit.

Cash flows generated from financing activities was $95,194 for the quarter ended March 31, 2003 and $90,131 for the quarter ended March 31, 2002. XRAYMEDIA's financing activities for the quarter ended March 31, 2003 primarily consisted and for the quarter ended March 31, 2002 consisted of increased advances from related parties although, in 2002 a portion of the financing activities included the issuance of XRAYMEDIA's common stock to retire a portion of it's debt.

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

Page - 17

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

C. Capital Expenditures

XRAYMEDIA made no significant capital expenditures on property or equipment for the development of our website, computers and servers over the periods covered by this report. The only planned capital expenditure is ongoing website development and operating costs. XRAYMEDIA has budgeted $150,000 for this expenditure.

A year ago, XRAYMEDIA's website has passed its test stage and became operational to handle the ‘real-time’ interactive business then expected. The newest developments have resulted in numerous new modifications and will need other change as it explores the different pathways.

XRAYMEDIA's estimated cash requirements are approximately $800,000 annually. The majority of our cash requirements will be used for personnel costs, professional fees and further website development.

D. Income Tax Expense (Benefit)

XRAYMEDIA has net operating loss carry forwards of approximately $7,000,000 which will expire between 2013 & 2023.

E. Impact of Inflation

XRAYMEDIA believes that inflation has had a negligible effect on operations Over the past three years. XRAYMEDIA believes that it can offset inflationary Increases in the cost of materials and labor by increasing sales and improving Operating efficiencies.

F. Critical accounting policies

Our discussions and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, we have identified accounting policies that we believe are key to an understanding of our financial statements. These are important accounting policies that require management’s most difficult, subjective judgments.

Page - 18

Revenue Recognition

Revenue is recognized from product sales upon delivery of the media to the customer.

Research and Development Expenses

All research and development expenses are expensed as incurred. Costs incurred to establish the technological feasibility of our web site is expensed as incurred and included in Research and Development expenses. There are no production costs to capitalize as defined in Statement on Financial Accounting Standards NO.86.

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

ITEM 3. CONTROL PROCEDURES

  Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Operating Officer/Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under Securities Exchange Act of 1934, as amended (the “Exchange Act”)), have concluded that, as of the Evaluation date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated therein.

  Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation date.

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

Page - 19

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

DATED: May 21, 2003
By: /s/ Raymond C. Dabney
Raymond C. Dabney,
President and CEO

Page - 20

IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE  DATES INDICATED.

SIGNATURE TITLE DATE

/S/ RAYMOND DABNEY PRESIDENT AND DIRECTOR APRIL 15, 2003.
RAYMOND DABNEY3

CERTIFICATION

I, Raymond Dabney, President of Xraymedia.com certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Xraymedia.com;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation in internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003 Signature: _______________________

Title: ___________________________

Page - 21