Form 10QSB
period 2003-06-30
XRAYMEDIA COM INC
filed 2003-08-15
CIK 1097068

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ × ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

[    ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to.

Commission file number:  33-24108D

XRAYMEDIA.COM, INC.

(Exact name of small business issuer as specified in its charter)

PERIOD END: JUNE 30, 2003

Minnesota                                                                                                 41-0951123

(State or other jurisdiction of                                                         (I.R.S. Employer Identification No.)
incorporation or organization)

555 West Hastings Street, Suite 1560, Vancouver, B.C., Canada V6B4N6

(Address of principal executive office) (Zip Code)

(888) 777-0658

(Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed bySection 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

Yes [ × ]       No [   ]

The number of outstanding shares of the issuer's common stock, $0.001par value (the only class of voting stock), as of June 30, 2003 was 86,863,000.

The number of outstanding shares at the date of completion of this report,(Aug 15, 2003), was 98,485,500 (see note "F" – Common Stock)

The issuer is not using the Transitional Small Business Disclosure format.

Page - 1

TABLE OF CONTENTS

PART I

ITEM 1. FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 3. CONTROL PROCEDURES

PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

INDEX TO EXHIBITS

PART 1

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to XRAYMEDIA.COM, Inc., a Minnesota corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2003 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-9 and are incorporated herein by this reference.

[THIS SPACE LEFT BLANK INTENTIONALLY]

Page - 2

XRAYMEDIA.COM, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
BALANCE SHEET (Unaudited)
JUNE 3O, 2003

June 30, 2003
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$151,261
Accounts receivable	0
Prepaid expenses	0

TOTAL CURRENT ASSETS	151,261

FIXED ASSETS
Furniture and equipment (Note B)
Cost	289,611
Accumulated depreciation	(172,853)

Net.	116,758
Software License (Note B)
Cost	25,000
Accumulated amortization	(12,497)

Net	12,503

TOTAL FIXED ASSETS	129,261

OTHER ASSETS -
Security deposit	5,798

TOTAL ASSETS	$286,320

CURRENT LIABILITIES
Accrued expenses (Note C)	$788,158
Accrued wages payable.	211,850
Advance from related party (Note D).	704,998
Advances – other	46,565

TOTAL CURRENT LIABILITIES	1,751,571

TOTAL LIABILITIES.	1,751,571

STOCKHOLDERS' (DEFICIT) (Note F)
Common Stock,
Par value $.001; 100,000,000 shares authorized;
At June 30, 2003
Shares issued and outstanding, 86,863,000
Shares subscribed and fully paid, 7,265,000
Total shares issued and subscribed, 94,128,000	94,128
Additional paid in capital	6,362,463
Deficit at inception date	(746,875)
Accumulated deficit during the development stage	(7,144,872)
Common stock note receivable	(30,095)

TOTAL STOCKHOLDERS'(DEFICIT)	(1,465,251)

TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT)	$286,320

See Notes to Financial Statements.

Page - 3

XRAYMEDIA.COM, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (Unaudited)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
AND THE PERIOD MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE)
TO JUNE 30, 2003

									March 1, 1994
									(inception of
	Three Months Ended June 30,				Six Months Ended June 30,				development
				2002				2002	stage to
		2003		(as restated)		2003		(as restated)	June 30, 2003
REVENUE		$-		$966		$-		$966	$45,416
COSTS AND EXPENSES
Personnel Costs		21,000		21,000		42,000		42,000	646,871
Compensation expense		-		130,000		-		744,500	2,170,000
Occupancy costs		21,006		18,659		38,477		34,973	326,097
Professional fees.		29,358		10,946		47,358		42,000	1,064,702
Computer costs		-		-		-		94,840	-
Marketing.		13,162		2,568		25,022		4,694	134,224
Travel		26,263		8,004		34,762		15,218	246,243
Consulting		17,629		18,750		37,629		37,500	380,947
Bank charges		539		128		824		430	7,940
Office supplies & administration		20,972		6,835		36,507		20,284	249,995
Communication		4,463		6,119		8,458		12,188	137,431
Insurance		322		-		322		-	77,411
Miscellaneous		936		3,599		2,609		3,804	26,777
Transfer fees		1,372		425		1,422		2,725	17,706
Depreciation & amortization		16,563		16,667		33,124		33,409	204,562
Bad debt expense		-		-		-		-	6,343
Research & Development		47,713		58,875		94,889		143,308	529,729
Investor relations		40,628		1,149		45,141		6,543	144,736

TOTAL OPERATING EXPENSES		261,926		303,724		448,544		1,143,576	6,466,554

NET OPERATING COSTS		261,926		302,758		448,544		1,142,610	6,421,138

OTHER INCOME (LOSS)
Dissolution of Corp Reports		-		-		-		-	(503,507)
Other (Note H)		-		-		-		-	(138,774)
		-		-		-		-	(642,281)
OTHER EXPENSES
Penalties and Interest		-		3,535		6,312		3,822	29,121
Other Interest		10,608		2,186		20,673		2,529	52,332

		10,608		5,721		26,985		6,351	81,453

NET (LOSS)		(272,534)		(297,037)		(475,529)		(1,148,961)
Accumulated Deficit: Beginning		(6,872,338)		(5,829,898)		(6,669,343)		(4,989,426)

Ending		$(7,144,872)		$(6,126,935)		$(7,144,872)		$(6,138,387)	$(7,144,872)

BASIC AND DILUTED
LOSS PER SHARE (NOTE A).	$	(0.03)	$	(0.004)	$	(0.05)	$	(0.015)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING.		90,863,000		83,130,778		86,996,889		8,107,871

See Notes to Financial Statements.

Page - 4

XRAYMEDIA.COM, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
AND THE PERIOD MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE)
TO JUNE 30, 2003

			March 1, 1994
	Six months ended June 30,		(inception of
		2002	development stage)
	2003	(as restated)	to June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.	$(475,529)	$(1,148,961)	$(7,144,872)
Adjustments to reconcile net loss
to net cash used by operating
activities:
Depreciation	33,124	33,409	204,561
Amortization.
Shares issued in exchange for services
charged to Professional fees	-	-	72,000
Shares issued for stock performance
Plan.	-	219,500	1,144,250
Shares issued under section
144-control position	-	525,000	1,050,000
Shares issued for services	-	90,000	305,000
Abandonment of furniture & equipment	-	-	30,809
Bad debt expense.	-	-	6,343
Write-off of goodwill	-	-	464,831
CHANGES IN CURRENT ASSETS AND
CURRENT
ASSETS AND CURRENT LIABILITIES:
(Increase) decrease in current assets:
Prepaids expenses	-	3,793	-
Accounts receivable	-	-	(6,343)
Increase (decrease) in current liabilities:
Accrued expenses.	148,044	58,545	629,811
Accrued wages payable	42,000	42,000	211,850
Advances from related parties	24,458	130,443	2,623,221
Other advances.	20,000	26,762	20,000

NET CASH USED FOR OPERATING
ACTIVITIES	(207,903)	(19,509)	(388,539)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition of furniture and equipment	-	(2,838)	(339,631)
Acquisition of software	-	-	(25,000)
<Increase> decrease in security
deposit	7,143	(3,594)	(5,798)
<Purchase> of goodwill	-	-	(464,831)

NET CASH (USED) FOR INVESTING
ACTIVITIES.	7,143	(6,432)	(835,260)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Issuance <repayment> of notes payable	-	-	-
Shares issued for note.	-	30,000	(95)
Sale of common stock	351,555	-	1,375,155

NET CASH PROVIDED BY FINANCING
ACTIVITIES	351,555	30,000	1,375,060

NET INCREASE <DECREASE> IN CASH	150,795	(4,059)	151,261
CASH, beginning of period	466	2,535	-

CASH, end of period	$151,261	$6,594	$151,261

SUPPLEMENTAL DISCLOSURE:
Interest paid	$20,673	$2,529

Noncash investing and financing
activities
Shares issued for cash-private placement	$0	$-
Shares issued for debt	-	30,000
Shares subscribed for cash.	-	90,000
Shares issued for services	-	-
Shares issued for stock performance
plan.	-	219,500
Shares issued under section 144
control position.	-	525,000

	$0	$864,500

No significant amounts of interest or taxeswere paid during the periods shown above.

See Notes to Financial Statements.

Page - 5

XRAYMEDIA.COM, INC.
(A COMPANY IN THE DEVELOPMENT STATE)
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2003

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements of Xraymedia.com (the "Company") as of June 30, 2003 and for the three months and six months ended June 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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
JUNE 30, 2003

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

f. Income taxes

In 2002 and the first two quarters of 2003, only the minimum state taxes were paid. No income taxes are payable for the six months ended June 30, 2003. The Company has net operating losses of approximately $7,150,000, which will expire in the 20th year from the date the losses were incurred, i.e. from 2014 to 2023.

Page - 7

XRAYMEDIA.COM, INC.
(A COMPANY IN THE DEVELOPMENT STATE)
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2003

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

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Principles (Continued)

i. Impact of Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", which establishes financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations", and FASB statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises. SFAS No.141 requires that all business combinations be accounted for using one method, the purchase method. The provisions apply to all business combinations initiated after June 30, 2001.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No.17 "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of SFAS No.142 were effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 142 during the first quarter of fiscal 2002, and the adoption of SFAS No.142 had no material impact on our financial reporting and related disclosures.

In August 2001, the FASB issued SFAS No.143, "Accounting for Asset Retirement Obligations," which is effective for us beginning fiscal 2003. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, with the associated asset retirement costs capitalized as part of the carrying amount of the long-lived assets. We do not expect the adoption of SFAS No. 143 to have a material impact on our financial position and results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS N0.144 supersedes FASB Statement NO. 121 and parts of APB opinion NO. 30, "Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions Relating to Extraordinary Items." However, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment or in a distribution to owners) or is classified as held for sale. SFAS No. 144 addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. We do not expect the adoption of SFAS No. 144 to have a material impact on our financial positions and results of operations.

In June 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities", which nullifies EITF Issue 94-3. SFAS No.146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred in contrast to the date of an entity’s commitment to an exit plan, as required by EITF Issue 94-3. We do not expect the adoption of SFAS No. 146 to have a material impact on our financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation" an amendment to SFAS No.123. SFAS No.148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002 for transition guidance and annual disclosure provisions; for financial reports containing financial statements for interim periods beginning after December 15, 2002 for interim disclosure provisions. The adoption of SFAS No. 148 did not have a material impact on our financial position and results of operations.

j. Deferred tax assets

Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109 and consist primarily of net operating loss carry forward amounting to approximately $7,150,000. Because of the uncertainty of utilizing the net operating loss carry forward, a valuation allowance of the maximum has been provided against the deferred tax asset (See Note F).

Page - 8

XRAYMEDIA.COM, INC.
(A COMPANY IN THE DEVELOPMENT STATE)
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2003

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Principles (Continued)

k. Reclassification

Certain 2002 amounts have been reclassified to conform with 2003 classifications.

l. Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at June 30, 2003, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market change.

m. Revenue Recognition Policy

Revenue is recognized when the earning process is complete and the risk and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon the delivery of the media to our customer, and any trade goods accepted in transactions have been converted to cash and/or receivables.

Transactions that involve the exchange of goods or services for other goods or services are accounted for in accordance with APB 29 and the interpretations contained in EITF 93-11 and EITF 99-17. Accordingly, we generally record exchanges at the carrying value of the goods or services exchanged, which is typically zero, as the fair values of the goods or services exchanged lack readily determinable fair values within reasonable limits as we have no history of receiving cash in similar transactions, and therefore the earnings process has not been completed.
NOTE B - FURNITURE AND EQUIPMENT

Property and equipment at June 30, 2003 consisted of:

Furniture and equipment	$289,611
Software License	25,000
Less: Accumulated depreciation	(172,853)
Accumulated amortization	(12,497)

Furniture and equipment, net	$129,261

Depreciation expense for the six months ended June 30, 2003 and June 30, 2002 was $28,960 and $29,245 respectively. Amortization expense was $4,164 for both quarters.

NOTE C - ACCRUED EXPENSES

Accrued expenses at June 30, 2003 consisted of the
following categories:

Accrued Consulting expense	$290,270
Accrued Office expense	137,292
Accrued Professional fees expense	141,446
Accrued Website/Internet expense	149,721
Accrued Other expenses	69,429

Total Accrued Expense	$788,158

Accrued wages payable at June 30, 2003 was $211,850. This amount represents accrued wages payable for staff in the New York office.

NOTE D - RELATED PARTY TRANSACTIONS

A shareholder and close friend of the President has advanced money without interest and are payable on demand to the Company during the six months ended June 30, 2003 and the years ended 2002 and 2001 to be used in daily operations.

Page - 9

XRAYMEDIA.COM, INC.
(A COMPANY IN THE DEVELOPMENT STATE)
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2003

NOTE E - STOCK PERFORMANCE PLAN

There were no shares issued under this plan during the quarter under review. However, the Board of Directors does offer common stock, on a discretionary basis, to certain individuals who have been instrumental in the Company's continuance. During the six months ended June 30, 2002, a net of 4,750,000 shares were issued of common stock under the stock performance plan, respectively. The shares issued are valued at fair market value at the date of issuance, and are recognized as compensation expense in the Statement of Operations and Accumulated Deficit.

In the six month period now under review, ending June 30, 2003, zero shares were issued under the plan. However, subsequent to June 30, 2003, 1,000,000 shares were issued and will be valued at fair market value at the date of issuance and will be recognized as compensation expense in the September 30, 2003 Statement of Operations and Accumulated Deficit.

NOTE F - COMMON STOCK

In the quarter under review there was 3,732,222 restricted common stock issued for private placement financing at $0.025. There was no common stock issued in the first quarter ended March 31, 2003.

Also during the second quarter other private placement financing, priced from $0.025 to $0.05 per share, were completed for 7,265,000 shares. The stock was issued after June 30, 2003.

Subsequent to the end of the quarter private placement financing at prices ranging from $0.12 to $0.125 per share was arranged for 3,357,500 shares and as mentioned previously, 1,000,000 share was issued under XRAY’s stock performance plan.

A recap of stock transactions is as follows:

Issued to Dec 31, 2002	83,130,778
Issued to June 30, 2003	3,732,222
Subscribed by June 30, 2003	7,265,000**
Subscribed after June 30, 2003	3,357,500**
Stock performance shares	1,000,000**
Stock issued at date of this report	98,485,500

    ** Issued after June 30, 2003.

All stock issued in 2003 is subject to a non-registered one-year restricted hold.

Management proposed to seek out additional investors and are favorably disposed to other private placement offers. Any proceeds can be used to further expand the company’s operations.

XRAY’s present authorized share capital is 100,000,000 shares but it is proposed to request from the regulatory authorities an increase in this number.

During the six months ended June 30, 2002 stock was issued to parties to whom theCompany owed money for debt and services. The stock was issued for a valueof $0.03 to $0.07 per share for a total relief of debt of $30,000.
During the six months ended June 30, 2002 stock was issued to its President and Director, Raymond Dabney in recognition of services performed. The total number of shares issued was 7,500,000. The issued shares were valued at $0.07. The issuance was recognized in compensation expense in the Statements of Operations and Accumulated Deficit.

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

Page - 10

NOTE G - NET OPERATING LOSS CARRY FORWARD

The Company's net operating loss for the six months ended June 30, 2003 of $475,529 may be utilized through the year ended December 31, 2023. The Company's net operating loss for the year ended December 31, 2002 of $1,679,917 may be utilized through the year ended December 31, 2022. The Company’s net operating loss for the year ended December 31, 2001 of $1,571,200 may be utilized through the year ended December 31, 2021. The Company's net operating loss for the year ended December 31, 2000 of $1,671,139 may be utilized through the year ended December 31, 2020. The Company's net operating loss for the year ended December 31, 1999 of $205,851 may be utilized through the year ended December 31, 2019. The net operating loss created during the years ended December 31, 1994 through 1998 of $1,541,236 may be utilized through the years ended 2014 and 2018, respectively. SFAS No. 109 requires a valuation allowance be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At June 30, 2003 a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years. The valuation allowance which was increased by approximately $190,000 for the six months ended June 30, 2003 and $470,000 for the same period in 2002, using an anticipated income tax rate of 40 percent in both instances.

NOTE H -OTHER INCOME

The other income occurred in the year ended December 31, 1999 arose from the forgiveness of certain indebtedness to an unrelated stockholder.

NOTE I - GOING CONCERN

The Company has previously had minor sales and suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. However, the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has been in the development stage since March 1, 1994. It is the Company's intention to grow through generating sales. However, in order to support existing operations, the Company plans to seek additional financing, form strategic partnerships to increase market share, and acquire additional shareholder capital. The ability to achieve these objectives is still a cause to pause and consider the company's ability to continue as a going concern.

NOTE J – STATUTORY VIOLATION

During the six months ended June 30, 2003 and the year ended December 31, 2002 the Company did not remit all required payroll taxes for employee withholdings and Company related payroll tax expenses. These withholdings and expenses have been accrued at June 30, 2003 in the amount of $58,765. Estimates were made for violation penalties and interest in the amount of $29,121 and this amount is listed in the appropriate expense category in the Accrued Expenses in the Balance Sheet.

Following an audit late in June 2003, that has not been formalized, we have been advised that the penalty charge will be a one time ten percent assessment. The effects have been reflected in part on June’s statements and should be finalized in the 3 rd quarter totals. Current withholdings are up to-date, and an accepted 13 month repayment schedule has been instituted on the old arrears. The Company proposes to retire the obligation sooner as our cash position shows further improvement.

NOTE K – THREATENED LITIGATION

Due to the on-going negative cash flow the Company had been unable to pay some vendors for services. Certain items had been forwarded to collection agencies and legal action had been threatened. No additional liability has been accrued beyond the original amount payable, with settlements being negotiated, accepted and paid. At this point there are no outstanding litigations pending.

NOTE L – LONG TERM COMMITMENTS

In February 2003, the Company signed a three-year lease for office space in Vancouver, British Columbia. The term of the lease extends from March 2003 through April 2006. The basic minimum monthly rent payments are $5,400. Future minimum lease payments are as follows:

2003	$37,800
2004	64,800
2005	64,800
2006	27,000
Total	$194,400

Page - 11

NOTE M – SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

During the year ended December 31, 2002 there were significant fourth quarter adjustments with regard to the valuation of compensation expense. The stock issuance during the first, second and fourth quarters were valued at less than fair market value at the time of issuance. The financial statements were adjusted to reflect this and those adjustments are reflected in the restated unaudited financial statements for the three and six months ended March 31, and June 30, 2002.

NOTE N – SUBSEQUENT EVENTS

i  See Note F for subsequent events involving common stock.
ii See Plan of Operations – item A, sales – regarding Trading Transactions

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Revenue Recognition

Revenue is recognized from product sales upon delivery of the media to the customer, and, as Regards trade transactions, when the goods/media time, taken as commissions, are converted to
Cash.

Transactions that involve the exchange of goods or services for other goods or services are accounted for in accordance with APB 29 and the interpretations contained in EITF 93-11 and EITF 99-17. Accordingly, we generally record exchanges at the carrying value of the goods or services exchanged, which is typically zero, as the fair values of the goods or services exchanged lack readily determinable fair values within reasonable limits as we have no history of receiving cash in similar transactions, and therefore the earnings process has not been completed.

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

General

As used herein the terms "XRAY" and "XRAYMEDIA " refers to Xraymedia.com, Inc.,A Minnesota corporation, its subsidiaries and predecessors, unless the contextIndicates otherwise. On June. 28, 2000 the name was changed from e-bidd.com,Inc., to xraymedia.com inc. To avoid a potential conflict with another totally separate and unrelated company by a similar name, www.ebid.com, that alsooperated as an internet auction site.

Xraymedia's principal business, at present, is a recently launched generalmedia internet SuperPortal which is already under redevelopment and expansionThe website, www.xraymedia.com, when completed, will be comprised of a maingeneral Media Superportal that will branch out into three media specific portals: Corporate Culture; Media Commerce; and Community Resources. Xraymediaintends to sell conventional media advertising space, online advertising, andadvertising and public relations services via its internet website.

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

Page - 12

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

On March 13, 2003 the company announced that IMC & XRAYMEDIA secured a Joint Venture Agreement. IMC was founded in 1929 and comprising 21 entities and 463 joint ventures devoted to Multi-Media/Direct Response Marketing. It has 1,250 employees, and is a leading Multi-Media/Direct Response Marketing company providing services to 175 of the nation's leading companies as well as other emerging businesses. The goal of the Joint Venture is to create a mass media trading center using IMC's media inventory and target-marketing programs with XRAYMEDIA's live media negotiating platform.

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

Page - 13

During the quarter ended June 30, 2003 Xraymedia began to see large volumes of transactions on their website. Through their joint venture partner alignments, the Live Media Marketplace saw approximately $2.95 million in media transactions during the quarter ended June 30, 2003. As the broker, Xraymedia received goods in consideration for use of their marketplace which will be liquidated and realized as soon as practicable.

Subsequent to quarter end Xraymedia has continued to conduct business on the Live Media Marketplace trading floor. As of the date of this report Xraymedia had witnessed transactions approximating $50 million during the first two months of the third quarter. Again, as stated above Xraymedia plans to recognize their fees as soon as practicable.

Based on Accounting Principles Generally Accepted in the United States the "Corporate Trade Transactions Fees" to date will not be reflected in the financial statements until the company has liquidated the goods. The Company is currently negotiating to sell a portion of the goods.

PLAN OF OPERATIONS;

XRAYMEDIA’s plan of operations for the remainder of the year 2003 will consist of continuing to increase transactions in the Live Media Marketplace, as well as liquidating inventory for additional revenue and assets on the balance sheet. The trade inventory obtained by the company through corporate trade transactions can also be converted to cash or used for acquiring additional media inventory for its clients. During the remainder of this fiscal year, we intend to show how this plan will translate into strong cash flow for the Company. Going forward we will continue to focus on the three areas that we feel will add significantly to shareholder value: transactional business flow, cash flow, and asset accumulation.

  A    RESULTS OF OPERATIONS;

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

SALES

While XRAYMEDIA generated minor revenues from operations during the three months ended June 30, 2002, there were no reportable revenues earned during the three months ended June 30, 2003. The Company received goods as compensation for its fees on trade transactions during the three month period ended June 30, 2003, but as discussed earlier, the company will recognize revenues to the extent it can liquidate such goods into cash. The company is currently negotiating liquidation terms on some of the inventory.

LOSSES

Net losses for the three months ended June 30, 2003, decreased to $261,926 from $303,724 for the same period ended June 30, 2002. The decrease in losses was primarily attributable to decreased compensation expense.
Expenses
Selling, general and administrative expenses for the three months ended June 30, 2003, decreased to $214,213 from $244,849 for the three months ended June 30, 2002. The decrease in selling general and administrative expenses was directly attributable to the fact that there were no special shares issued during the three months ended June 30, 2003 and thus no compensation expense. Depreciation and amortization expenses for the three months ended June 30, 2003 and 2002 were $16,561 and $16,742, respectively. Research and Development expenses decreased during the three months ended June 30, 2003 to $47,713 from $58,875 for the three months ended June 30, 2002. The Company’s expenditures for research and development should decrease as the Company gets closer to ending the development stage of business.

SIX MONTHS ENDEDJUNE 30, 2003, COMPARED TO SIX MONTHS ENDED JUNE 30,2002

SALES

While XRAYMEDIA has generated minor revenues from operations during 2002, there were no reportable revenues earned during the six months ended June 30, 2003. The Company received goods as compensation for its fees on trade transactions during the six month period ended June 30, 2003, but as discussed earlier, the company will recognize revenues to the extent it can liquidate such goods into cash. The company is currently negotiating liquidation terms on some of the inventory.

Page - 14

Losses

Net losses for the six months ended June 30, 2003, decreased to $475,529 from $1,148,961 for the same period ended June 30, 2002. The decrease in losses was primarily attributable to decreased compensation expense, a new costing category introduced retroactively in 2001, to reflect a reporting change to share pricing at market value. XRAYMEDIA expects to continue to incur losses at least through the fourth quarter of 2003 when a small profit for the twelve month period is expected. Optimism must be tempered by past performance so there can be no complete assurance that XRAYMEDIA will achieve or maintain profitability or that sufficient revenues will be generated or that growth can be sustained in the future.

Expenses
Selling, general and administrative expenses for the six months ended June 30, 2003, decreased to $353,655 from $1,000,268 for the six months ended June 30, 2002. The decrease in selling general and administrative expenses was directly attributable to the fact that there were no special shares issued during the six months ended June 30, 2003 and thus no compensation expense. Depreciation and amortization expenses for the six months ended June 30, 2003 and 2002 were $33,124 and $33,409, respectively. Research and Development expenses decreased during the six months ended June 30, 2003 to $94,889 from $143,308 for the six months ended June 30, 2002. The Company’s expenditures for research and development should decrease as the Company gets closer to ending the development stage of business.

B. Liquidity and Capital Resources

Cash flows used by operations was $207,903 for the six months ended June 30, 2003, and used by operations for the six months ended June 30, 2002 was $19,509. The increase in negative cash flow for the six months ended June 30, 2003 was attributable to the increase in accrued expenses and the absence of non-cash stock issuances during the six months then ended.

Cash flows generated by investing activities were $7,143 for the six months ended June 30, 2003, and $(3,594) for the six months ended June 30, 2002. The positive increase in cash flow for the two quarters ended June 30, 2003, is primarily attributable to the refund of a rental deposit.

Cash flows generated from financing activities was $351,555 for the two six months ended June 30, 2003 and $30,000 for the six months ended June 30, 2002. XRAYMEDIA's financing activities for the six months ended June 30, 2003 primarily consisted of the issuance of the Company’s common stock.

XRAYMEDIA has funded its cash needs over the second quarter of 2003, covered by this Form 10-QSB through the issuance of capital stock for cash and previously by advances from outside parties . XRAYMEDIA anticipates that this is still not sufficient working capital to cover its cash needs over the next two quarters. XRAYMEDIA anticipates its cash needs over the next six months in part through outside advances, but also through the sale of additional shares of its common stock pursuant to a registration statement or an appropriate exemption from registration. However, and although the contrary has been true in recent months, there is no guarantee that XRAYMEDIA will always be able to raise additional funds from the sale of its securities.

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

Page - 15

A year ago, XRAYMEDIA's website has passed its test stage and became operational to handle the ‘real-time’ interactive business then expected. The newest developments have resulted in numerous new modifications and will need other change as it explores the different pathways.

XRAYMEDIA's estimated cash requirements are approximately $1,000,000 annually. The majority of our cash requirements will be used for personnel costs, professional fees and further website development.

D. Income Tax Expense (Benefit)

XRAYMEDIA has net operating loss carry forwards of approximately $7,150,000 which will expire between 2013 & 2023.

E. Impact of Inflation

XRAYMEDIA believes that inflation has had a negligible effect on operations Over the past three years. XRAYMEDIA believes that it can offset inflationary Increases in the cost of materials and labor by increasing sales and improving Operating efficiencies.

ITEM 3. CONTROL PROCEDURES

  Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Operating Officer/Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under Securities Exchange Act of 1934, as amended (the "Exchange Act")), have concluded that, as of the Evaluation date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated therein.

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

Page - 16

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

XRAYMEDIA.COM, INC.

DATED: August 15 th , 2003

By: /s/ Raymond C. Dabney
Raymond C. Dabney,
President and CEO

IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE TITLE DATE

/S/ RAYMOND DABNEY PRESIDENT AND DIRECTOR              August 15, 2003.
RAYMOND DABNEY

Page - 17

EXHIBIT 31

Page - 18

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

/S/ RAYMOND DABNEY PRESIDENT AND DIRECTOR              August 15, 2003.
RAYMOND DABNEY

Page - 19

EXHIBIT 32

Page - 20

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF CHIEF OPERATING OFFICER

In connection with the Annual Report of XrayMedia.com, Inc. , a Minnesota corporation (the "Company"), on 10-QSBfor the June 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, [officer], Chief Operating Officer of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/S/ RAYMOND DABNEY PRESIDENT AND DIRECTOR              August 15, 2003.
RAYMOND DABNEY

Page - 21