Form 10QSB
period 2003-09-30
XRAYMEDIA COM INC
filed 2003-11-19
CIK 1097068

XRAYMEDIA.COM INC

FILING  TYPE:     10QSB
DESCRIPTION:     QUARTERLY REPORT
FILING  DATE:       2003

PERIOD  END:     SEPTEMBER 30, 2003
PRIMARY  EXCHANGE:     OVER THE COUNTER  INCLUDES OTC AND OTCBB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark  One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the quarterly period ended SEPTEMBER 30, 2003

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from to.

Commission file number:33-24108D

XRAYMEDIA.COM, INC.**

        (Exact name of small business issuer as specified in its charter)

Minnesota                                       41-0951123
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

** At a special meeting of shareholders held November 5, 2003, shareholders voted, subject to Regulatory approval to modify the company’s name to:
XRAYMEDIA, INC.

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

Yes XX           No

         The number of outstanding shares of the issuer's common stock,  $0.001par value (the only class of voting stock), as of SEPTEMBER 30, 2003 was 98,935,500.

The number of outstanding shares at the date of completion of this report,(Nov 15, 2003), was 98,935,500 (see note “F” – Common Stock)

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

SIGNATURES

INDEX  TO  EXHIBITS

Page - 2

                                     PART 1

                          ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to XRAYMEDIA.COM, Inc., a Minnesota corporation, and its subsidiaries and predecessors unless otherwise indicated.  Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended SEPTEMBER 30, 2003 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-9 and are incorporated herein by this reference.

                      [THIS SPACE LEFT BLANK INTENTIONALLY]

Page - 3

XRAYMEDIA.COM, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

BALANCE SHEET (Unaudited)

SEPTEMBER 30, 2003

                ASSETS                                      SEPTEMBER 30                                                                                        2003

--------------------------------------------------------------------------------

CURRENT ASSETS

Cash and Cash Equivalents. . . . . . .. . . . . . . . . . .  $   125,485

Prepaid expenses (Note I). . . . . . . . . . . . . . . . ..       64,500

Media inventory.(Note A) . . . . . . . . . . . . . . . . ..      100,000

                                                            -----------

TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . ..      289,985

                                                            -----------

FIXED ASSETS

--------------------------------------------------------

Furniture and equipment (Note B)

Cost . . . . .. . . . . . . . . . . . . . . . . . . . . . ..      289,611

Accumulated depreciation . . . . . . . . . . . . . . . . .     (187,333)

                                                            ------------

Net. . . . . .. . . . . . . . . . . . . . . . . . . . . . ..      102,278

Software License (Note B)

Cost . . . . .. . . . . . . . . . . . . . . . . . . . . . ..       25,000

Accumulated amortization . . . . . . . . . . . . . . . . ..      (14,579)

                                                            ------------

Net                                                              10,421

                                                            ------------

TOTAL FIXED ASSETS . . . . . . . . . . . . . . . . . . . ..      112,699

                                                            ------------

OTHER ASSETS

-----------------------------------------------------------

Security deposit . . . . . . . . . . . . . . . . . . . . ..        5,038

                                                            ------------

TOTAL ASSETS .. . . . . . . . . . . . . . . . . . . . . . .  $   407,722

                                                            ============

CURRENT LIABILITIES

------------------------------------------------------------

Accrued expenses (Note C)  . . . . . . . . . . . . . . . .  $   655,386

Accrued wages payable. . . . . . . . . . . . . . . . . . ..      232,850

Advance from related party (Note D). . . . . . . . . . . ..      651,332

Advances – other . . . . . . . . . . . . . . . . . . . . ..       31,565

                                                            ------------

TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . .    1,571,133

                                                            ------------

TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . .    1,571,133

                                                            ------------

STOCKHOLDERS' (DEFICIT) (Note F)

------------------------------------------------------------

Common Stock,

Par value $.001; 100,000,000 shares authorized;

At SEPTEMBER 30, 2003                               Shares

    Shares issued and outstanding,             98,935,500  $     98,936

    Shares subscribed and fully paid,           1,050,000       156,000

    Total shares issued and subscribed,        99,985,500             -

Additional paid in capital . . . . . . . . . . . . . . . .    7,339,556

Deficit at inception date. . . . . . . . . . . . . . . . .     (746,875)

Accumulated deficit during the development stage . . . . .   (7,980,933)

Common stock note receivable . . . . . . . . . . . . . . ..      (30,095)

                                                             ------------

TOTAL STOCKHOLDERS'(DEFICIT) . . . . . . . . . . ..           (1,163,411)

                                                             ------------

TOTAL LIABILITIES AND

  STOCKHOLDERS' (DEFICIT) . . . . . . . . . . . . ..         $   407,722

                                                             ============

                       See Notes to Financial Statements.

Page - 4

XRAYMEDIA.COM, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (Unaudited)

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

AND THE  PERIOD  MARCH  1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE)

TO SEPTEMBER 30, 2003

--------------------------------------------------------------------------------

                                                                                                March 1, 1994

                                                                                                (inception of

                                                                                                development

stage to SEPTEMBER 30,

                                    Three Months                Nine Months                      2003

                                      Ended SEPTEMBER 30,         Ended SEPTEMBER 30,

                                                        2002                                      2002

                                    2003         (as restated)           2003   (as restated)

---------------------------------------------------------------------------------------------------------------


REVENUE. . . . . . . . . . . .  $       -      $     600       $         -  $     1,566  $   45,416

COSTS AND EXPENSES

-----------------------------------

Personnel Costs. . . . . . . .     21,000         21,000            63,000             63,000        667,871

Compensation expense . . . . .    400,000              0           400,000            744,500      2,570,000

Occupancy costs. . . . . . . .     22,864         18,658            61,341             53,631        348,961

Professional fees. . . . . . .    121,610         45,344           168,968             87,344      1,186,312

Computer costs   . . . . . . ..          -              -                 -                  -         94,840

Marketing. . .. . . . . . . . .     58,789          8,908            83,811             13,602        193,013

Travel and promotion . . . . .     49,390         11,998            84,152             27,216        295,633

Consulting . .. . . . . . . . .     21,978         18,750            59,607             56,250        402,925

Bank charges .. . . . . . . . .        982            215             1,806                645          8,922

Office supplies & administration   23,038         10,316            59,545             30,600        273,033

Communication. . . . . . . . .      2,567          6,478            11,025             18,666        139,998

Insurance. . .. . . . . . . . .        343              -               665                  -         77,754

Miscellaneous. . . . . . . . .      2,415            446             5,024              4,250         29,192

Transfer fees. . . . . . . . .      1,948            319             3,370              3,044         19,654

Depreciation & amortization. .     16,562         16,852            49,686             50,261        221,124

Bad  debt expense. . . . . . ..          -              -                 -                  -          6,343

Research & Development . . . .     35,342         47,004           130,231            190,312        565,071

Investor relations . . . . . ..     52,477          1,931             97,618             8,474        197,213

                               --------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES . . .    831,305        208,219          1,279,849         1,351,795      7,297,859

                                -------------------------------------------------------------------------------

NET OPERATING COSTS             831,305        207,619             1,279,849         1,350,229      7,252,443

                              -------------------------------------------------------------------------------

OTHER INCOME (LOSS)

Dissolution of Corp Reports. .          -              -                  -                 -       (503,507)

Other (Note H) . . . . . . . .          -              -                  -                 -       (138,774)

                                -------------------------------------------------------------------------------

                                        -              -                  -                 -       (642,281)

                                -------------------------------------------------------------------------------

OTHER EXPENSES

Penalties and Interest . . . ..          -           7,495             6,312      11,317         29,121

Other Interest . . . . . . . .      4,756           7,333            25,429              9,852        57,088

                                -------------------------------------------------------------------------------

                                    4,756          14,828            31,741             21,169        86,209

                                -------------------------------------------------------------------------------

NET (LOSS). .. . . . . . . . . .(836,061)     (222,447)       (1,311,590)       (1,371,398)

Accumulated Deficit: Beginning (7,144,872)     (6,138,377)       (6,669,343)       (4,989,426)

                                -------------------------------------------------------------------------------

Ending . . . .. . . . . . . . . $(7,980,933) $  (6,360,824)       $(7,980,933)      $(6,360,824)    $(7,980,933)

                               ============  =============       ===========       ============    ============

BASIC AND DILUTED

LOSS PER SHARE (NOTE A). . . . $(0.01)  $ (0.005)       $(0.02)      $(0.016)

                                ============ =============       ============     ============

WEIGHTED AVERAGE NUMBER OF

  COMMON SHARES OUTSTANDING. .   98,935,500    83,530,778         90,976,426        83,033,778

                                ============  ============       ============     ============

                       See Notes to Financial Statements.

Page - 5

XRAYMEDIA.COM, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

AND THE PERIOD MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE)

TO SEPTEMBER 30, 2003

                                                                       March 1, 1994

                                                                     (inception of

                                                                  development stage)

                                           Nine months            to SEPTEMBER 30, 2003                                                            ended SEPTEMBER 30

2003          2002

                                                       (as restated)

------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss. . .. . . . . . . . . . . . .  $(1,311,590)  $(1,371,398)   $ (7,980,933)

Adjustments to reconcile net loss

 to net cash used by operating

 activities:

Depreciation. . . . . . . . . . . . ..       49,686        50,261         221,123

Amortization. . . . . . . . . . . . ..

Shares issued in exchange for services

 charged to Professional fees. . . . .     118,000             -         190,000

Shares issued for stock performance

 plan. .. . . . . . . . . . . . . . . .     400,000       219,500       1,544,250

Shares issued under section

 144-control position. . . . . . . . ..           -       525,000       1,050,000

Shares issued for services. . . . . ..            -        90,000         305,000

Shares issued for prepaid services. .       64,500             -          64,500

Abandonment of furniture & equipment.            -             -          30,809

Bad debt expense. . . . . . . . . . ..            -             -           6,343

Write-off of goodwill . . . . . . . ..            -             -         464,831

CHANGES IN CURRENT ASSETS AND

 CURRENT LIABILITIES:

(Increase) decrease in current assets:

Prepaids expenses . . . . . . . . . .      (64,500)        3,793         (64,500)

Accounts receivable . . . . . . . . ..            -             -          (6,343)

Media inventory . . . . . . . . . . .     (100,000)            -        (100,000)

Security deposit                             7,903        (3,619)         (5,038)

Increase (decrease) in current

liabilities:

Accrued expenses. . . . . . . . . . .       15,272       143,151         497,039

Accrued wages payable . . . . . . . .       63,000        63,000         232,850

Advances from related parties . . . .      (29,208)      212,032       2,569,555

Other advances. . . . . . . . . . . ..        5,000        44,210           5,000

                                        ------------   --------------  -------------

NET CASH  USED FOR OPERATING

ACTIVITIES. .. . . . . . . . . . . . .     (781,937)      (24,070)       (975,514)

                                        ------------   --------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of furniture and equipment           -        (5,823)        (339,631)

Acquisition of software . . . . . . ..            -             -         (25,000)

<Purchase> of  goodwill . . . . . . ..            -             -         (464,831)

                                        ------------   --------------  -------------

NET CASH (USED) FOR INVESTING

ACTIVITIES. .. . . . . . . . . . . . ..            0        (5,823)        (829,462)

                                        ------------   --------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance <repayment> of notes payable            -             -                -

Shares issued for note. . . . . . . ..            -        30,000          (95)

Sale of common stock. . . . . . . . .      750,956             -        1,774,556

Fully paid subscriptions. . . . . . .      156,000             -          156,000

                                        ------------   --------------  -------------

NET CASH PROVIDED  BY FINANCING

 ACTIVITIES . . . . . . . . . . . . ..      906,956        30,000        1,930,461

                                        ------------   --------------  -------------

NET INCREASE <DECREASE> IN CASH . . .      125,019           107

CASH, beginning of period . . . . . ..          466         2,535               -

                                        ------------   --------------  -------------

CASH, end of period . . . . . . . . .   $  125,485     $   2,642       $  125,485

                                        ============   ==============  ============

SUPPLEMENTAL DISCLOSURE:

Interest expense. . . . . . . . . . .     $   25,429   $    9,862

                                          ==========    =========

Noncash investing and financing

Activities

Shares issued for debt. . . . . . . ..              -        30,000

Shares issued for services. . . . . .        182,500        90,000     -

Shares issued for stock performance

plan. . . . .. . . . . . . . . . . . .        400,000       219,500

Shares issued under section 144

control position. . . . . . . . . . ..             -        525,000

                                         ------------   ------------

                                         $   582,500    $  864,500

                                         ============   ============

No significant amounts of interest or taxes

were paid during the periods shown above.

                       See Notes to Financial Statements.

Page - 6

XRAYMEDIA.COM, INC.

(A COMPANY IN THE DEVELOPMENT STATE)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2003

NOTE A  - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements of Xraymedia.com (the "Company") as of SEPTEMBER 30, 2003 and for the three months and nine months ended SEPTEMBER 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Organization

In April 2000, the Company changed its name to XRAYMEDIA.COM. and proposes to again alter the name to XRAYMEDIA, INC.

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

SEPTEMBER 30, 2003

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

f.  Income taxes

No income taxes are payable for the nine months ended SEPTEMBER 30, 2003. The Company has net operating losses of approximately $8,000,000, which will expire in the

20th year from the date the losses were incurred, i.e. from 2014 to 2023.

Page - 8

XRAYMEDIA.COM, INC.

(A COMPANY IN THE DEVELOPMENT STATE)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

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

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Principles  (Continued)

i. Impact of Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", which establishes financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, “Business Combinations”, and FASB statement No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises. SFAS No.141 requires that all business combinations be accounted for using one method, the purchase method. The provisions apply to all business combinations initiated after SEPTEMBER 30, 2001.

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

In September 2002, the FASB issued SFAS No.146, “Accounting for Costs Associated with Exit or Disposal Activities”, which nullifies EITF Issue 94-3. SFAS No.146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred in contrast to the date of an entity’s commitment to an exit plan, as required by EITF Issue 94-3. We do not expect the adoption of SFAS No. 146 to have a material impact on our financial position and results of operations.

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

In January 2003 the FASB issued Interpretation 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”. This Interpretation requires a Company to consolidate the financial statements of a “Variable Interest Entity” “VIE”, sometimes also known as a “special purpose entity”, even if the entity does not hold a majority equity interest in the VIE. The Interpretation requires that if a business enterprise has a “controlling financial interest” in a VIE, the assets, liabilities, and results of the activities of the VIE should be included in consolidated financial statements with those of the business enterprise, even if it holds a minority equity position. This Interpretation was effective immediately for all VIE’s created after January 31, 2003; for the first fiscal year or interim period beginning after June 15, 2003 for VIE’s in which a Company holds a variable interest that it acquired before February 1, 2003.

j.  Deferred tax assets

Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary,  are recorded  as deferred tax assets and liabilities under SFAS 109 and consist  primarily of net operating loss carry forward amounting to approximately $8,000,000.  Because of the uncertainty of utilizing the net operating loss carry forward, a valuation allowance of the maximum has been provided against the deferred tax asset (See Note F).

Page - 9

XRAYMEDIA.COM, INC.

(A COMPANY IN THE DEVELOPMENT STATE)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Principles  (Continued)

k.  Reclassification

Certain 2002 amounts have been reclassified to conform with 2003 classifications.

l. Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at SEPTEMBER 30, 2003, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market change.

m. Revenue Recognition Policy

Revenue is recognized when the earning process is complete and the risk and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon the delivery of the media to our customer, and any trade goods excepted in transactions have been converted to cash and/or receivables of less than 60 days duration.

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

n. Inventory

Inventory at September 30, 2003 consists primarily of media held for resale.  Inventories are stated at the lower of cost (first- in, first-out method) or market.

NOTE B - FURNITURE AND EQUIPMENT

Property and equipment at SEPTEMBER 30, 2003 consisted of:

Furniture and equipment                  $289,611

Software License                           25,000

Less: Accumulated depreciation           (187,333)

      Accumulated amortization           (14,579)

                                         ---------

Furniture and equipment, net             $112,699

                                         =========

Depreciation expense for the nine months ended SEPTEMBER 30, 2003 and SEPTEMBER 30, 2002 was $49,686 and $50,261 respectively. Amortization expense was $6,246 for both time periods.

NOTE C  -  ACCRUED EXPENSES

---------------------------

Accrued expenses at SEPTEMBER 30, 2003 consisted of the

following categories:

Accrued Consulting expense                $  186,349

Accrued Office expense                       132,499

Accrued Professional fees expense            134,514

Accrued Website/Internet expense             165,731

Accrued Other expenses                        36,293

                                          ----------

Total Accrued Expense                     $  655,386

                                          ==========

Accrued wages payable at SEPTEMBER 30, 2003 was $232,850. This amount represents accrued wages payable for staff in the New York office.

NOTE D - RELATED PARTY TRANSACTIONS

A shareholder and close friend of the President has advanced money without interest and are payable on demand to the Company during the nine months ended September 30, 2003 and the years ended 2002 and 2001 to be used in daily operations.  The related party is not charging interest.  If the interest expense was imputed it would be immaterial to the financial statements taken as a whole and is thus not included.

Page - 10

XRAYMEDIA.COM, INC.

(A COMPANY IN THE DEVELOPMENT STATE)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2003

NOTE E - STOCK PERFORMANCE PLAN

There were 1,000,000 shares issued under this plan during the quarter under review to parties who have been instrumental in the Company's continuance. During the nine months ended SEPTEMBER 30, 2002, a net of 4,750,000 shares were issued of common stock under this performance plan. The shares issued are valued at fair market value at the date of issuance, and are recognized as compensation expense in the Statement of Operations and Accumulated Deficit.

NOTE  F  -  COMMON  STOCK

Proposed change in authorized capital

Subsequent to the end of the periods under review, at a special general meeting, the shareholders of the Corporation voted, subject to regulatory approvals, to amend the authorized capital:

COMMON SHARES (voting):       At present                  Proposed

                                100,000,000 shares         250,000,000 shares

                                par value  $0.001          par value $0.001

                                per share                  per share

CONVERTIBLE PREFERRED SHARES:   none                       1,000,000 shares

(non voting)                                               par value $0.001

                                                           per share

  Convertible at the option of the holder to 100 common shares.

The Corporation also plans to change its name by dropping the .COM . This change necessitates new stock certificates being issued to existing shareholders and the stock trading under it’s new name and ticker symbol. These changes will be put into effect as quickly as possible. When the switchover has been completed the existing stock will cease to trade, i.e.; the present shares will have to be exchanged for new certificates through the transfer agent. The latter will be forwarding to all registered shareholders transmittal forms to facilitate the switch by themselves or their representatives.

The Preferred shares will not be called for trading, but as they are convertible to a specific number of Common shares, the value of the Preferred will easily be calculated as a multiplier of the Common.

Common Stock Transaction - 2003

During the period July 1 to September 30, 2003, private placement financing at prices ranging from $0.12 to $0.125 per share was arranged for 3,307,500 shares; under XRAYMEDIA ‘s stock performance plans 1,000,000 shares wee issued at a deemed value of $0.40 cents per share. The amount of $400,000.00 was charged to Compensation expense. Also, 500,000 shares were issued for debt with $18,000.00 charged to Professional Fees (Legal/Accounting). Additional share subscriptions for 1,050,000 shares were received, for prices outlined in the table below.

A recap of 2003 stock transactions as follows:

                                                   # of Shares               Price

       Issued to December 31, 2002                  83,130,778

       Issued to June 30, 2003, for cash             3,732,222               $ 0.025

       Issued July 1 to September 30, 2003

          a. for cash                               10,572,500                 0.025 – 0.0125

          b. stock performance plan                  1,000,000                  0.40

          c. shares for services and to prepay         500,000                 0.365

              services

                                                    -----------

       Stock issued at date of this report          98,935,500

       Fully paid subscriptions (d)                  1,050,000                  0.12 – 0.15

       Total stock issued and subscribed           -----------

         September 30, 2003                         99,985,500

Except shares at (c) above , all stock issued in 2003 is subject to a non-registered one year restricted hold.

Page - 11

Common Stock transaction – same period 2002

During the nine months ended SEPTEMBER 30, 2002 stock was issued to parties to whom the Company owed money for debt and services. The stock was issued for a value of $0.03 to $0.07 per share for a total relief of debt of $30,000.

During the nine months ended SEPTEMBER 30, 2002 stock was issued to its President and Director, Raymond Dabney in recognition of services performed. The total number of  shares  issued  was  7,500,000. The issued shares were valued at $0.07. The issuance was recognized in compensation expense in the Statements of Operations and Accumulated Deficit.

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

Currently, management is seeking out additional investors and are favorably disposed to other private placement offers. Any proceeds would be used to further expand the company’s operations.

NOTE  G  -  NET  OPERATING  LOSS  CARRY  FORWARD

The Company's net operating loss for the nine months ended SEPTEMBER 30, 2003 of $1,311,590 may be utilized through the year ended December 31, 2023. The Company's net operating loss for the year ended December 31, 2002 of $1,679,917 may be utilized through the year ended December 31, 2022. The Company’s net operating loss for the year ended December 31, 2001 of $1,571,200 may be utilized through the year ended December 31, 2021. The Company's net operating loss for the year ended December 31, 2000 of $1,671,139 may be utilized through the year ended December 31, 2020. The Company's net operating loss for the year ended December 31, 1999 of $205,851 may be utilized through the year ended December 31, 2019. The net operating loss created during the years ended December 31, 1994 through 1998 of $1,541,236 may be utilized through the years ended 2014 and 2018, respectively.  SFAS No. 109 requires a valuation allowance be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At SEPTEMBER 30, 2003 a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years. The valuation allowance which was increased by approximately $525,000 for the nine months ended SEPTEMBER 30, 2003 and $548,000 for the same period in 2002, using an anticipated income tax rate of 40 percent in both instances.

NOTE  H  -OTHER  INCOME

The other income occurred in the year ended December 31, 1999 arose from the forgiveness of certain indebtedness to an unrelated stockholder.

NOTE I – PREPAID EXPENSES

The Company prepaid professional expenses during the quarter ended September 30, 2003 through the issuance of common stock (See Note F).

NOTE  J  -  GOING  CONCERN

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

Page - 12

NOTE K – STATUTORY VIOLATION

During the nine months ended SEPTEMBER 30, 2003 and the year ended December 31, 2002 the Company did not remit all required payroll taxes for employee withholdings and Company related payroll tax expenses. These withholdings and expenses have been accrued at SEPTEMBER 30, 2003 in the amount of $42,301, including violation penalties and interest. This amount is carried in the appropriate expense category in the Accrued Expenses on the Balance Sheet.

Following an audit late in September 2003, that has still to be formalized, the Company has been advised that the penalty charge will be a one time ten percent assessment. The effects have been reflected in part on September’s statements and should be finalized in the December 31, 2003 totals. Current withholdings are up to-date, and a negotiated 13 month repayment schedule has been instituted on the old arrears. The Company proposes to retire the obligation sooner as our cash position shows further improvement.

NOTE L – THREATENED LITIGATION

Due to the on-going negative cash flow the Company had been unable to pay certain vendors for services. Certain items had been forwarded to collection agencies and legal action had been threatened. No additional liability has been accrued beyond the original amount payable, with discounted settlements being negotiated.

NOTE M – LONG TERM COMMITMENTS

In February 2003, the Company signed a three-year lease for office space in Vancouver, British Columbia. The term of the lease extends from March 2003 through April 2006. The basic minimum monthly rent payments are $5,400. Future minimum lease payments are as follows:

                     2003       $16,200

                     2004        64,800

                     2005        64,800

2006        27,000

                               --------

                     Total     $172,800

NOTE N – RESTATEMENT OF 2002

During the year ended December 31, 2002 there were significant fourth quarter adjustments with regard to the valuation of compensation expense.  The stock issuance during the first, second and fourth quarters were valued at less than fair market value at the time of issuance.  The financial statements were adjusted to reflect this and those adjustments are reflected in the restated unaudited financial statements for the three, nine, and nine months ended March 31, June 30, and September 30, 2002.

NOTE O – SUBSEQUENT EVENTS

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

Page - 13

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

General

As used herein the terms "XRAY" and "XRAYMEDIA " refers to XRAYMEDIA.COM, Inc., A Minnesota corporation, its subsidiaries and predecessors, unless the context Indicates otherwise. On September. 28, 2000 the name was changed from e-bidd.com, Inc., to XRAYMEDIA.COM Inc. To avoid a potential conflict with another totally separate  and  unrelated  company  by  a  similar  name, www.ebid.com, that also operated  as  an  internet  auction  site.

On November 5, 2003, the shareholders elected to have the name changed to "XRAYMEDIA Inc." The corporation requires a mandatory exchange of the old stock certificate, with the name"XRAYMEDIA.COM XRAYMEDIA.COM, Inc." for a new stock certificate, with the name " XRAYMEDIA Inc.", with the stipulations that (a) old stock certificates, with the old company name, will be void, worthless, non-transferable and non-tradable in any public or private market or exchange ninety (90) days after the date of the filing of the Certificate of Amendment of the Articles of Incorporation in the State of Minnesota; and (b) physical exchange of the old stock certificates must be made exclusively by and through the Company's stock transfer agent in order to obtain a new stock certificate.

The Directors believe that there may be a negative stigma associated with the ".com"  portion of the  Company's previous name, given the  history and performance of many ".com"  companies  during the latter half of 2000,  through the current year.  The Directors feel that changing the name may reflect more positively on the Company's image as a traditional full service Advertising Agency in the media industry and the financial community, in general.

XRAYMEDIA’s principal business, at present, is a traditional full service advertising agency, the company has launched a general Media SuperPortal accessed through the internet, via the company website, www.xraymedia.com. The Media SuperPortal branches out into three media specific sub portals: Corporate Culture, Media Services, and Community Resources.

XRAYMEDIA intends to add more interactive client services to each of the Media SuperPortal gateways similar to its’ core technology known as the “Live Media Marketplace v3.0”. This leading edge technology enables buyers and sellers of advertising space to negotiate in real-time over the Internet with 100’s of people simultaneously, providing its registered users instant reach to an unlimited number of advertising opportunities worldwide. The new technologies to be added to the Media SuperPortal are all related to specific media sectors, such as rate card accessibility, interactive design services, web based Internet services, live news feeds, television and movie viewings, and a hosts of other interactive media related technologies.

As a traditional advertising agency XRAYMEDIA has begun expanding its core services through out the general business community by targeting lateral markets and test marketing its wide array of media services. Recent successful contracts show great response from the general business community for XRAYMEDIA’s recent focus on its traditional Advertising Agency services. Its traditional agency services include large and small wholesale media acquisitions, media placements, infomercial planning and partnerships, design services, public relations, and media campaign launches.

During the quarter ended September 30, 2003 XRAYMEDIA had continued to build on its large volumes of corporate trade transactions in the Live Media Marketplace. Through XRAYMEDIA’s joint venture partner alignments, the Live Media Marketplace had its corporate trade transactions grow to a record high totaling more then $55 million.  As one of the partners by contract, XRAYMEDIA is receiving goods in consideration for use of their marketplace which will be liquidated and realized as soon as practicable.

Based on Generally Accepted Accounting Principles in the United States the “Corporate Trade Transactions Fees” to date will not be reflected in the financial statements until the company has liquidated the goods. The Company is in the process of selling all the goods for cash to an unrelated party.

Page - 14

Through the date of this report XRAYMEDIA announced three strategic revenue-producing contracts; these contracts are based on its traditional advertising agency services. All three contracts are for infomercial product releases, XRAYMEDIA will receive a percentage of all sales from each the ventures, designed to create a very large compounding monthly revenue stream for the company. Early in November, the company received its first payment from one of the ventures.

The first agreement was with "By Doctors Only" with an automated online ordering system located at www.bydoctorsonly.com ("BDO"), for the marketing of a new line of health supplements for use in both humans and animals. These products were developed to provide an effective, all-natural alternative to conventional, chemical-based products. The agreement is based on XRAYMEDIA providing various media outlets for their product line including television, radio and print. The advertising campaign has officially been launched in Boston, it will roll out nationally as more media attention is garnered and acquired. The momentum is beginning to mount as the spokesperson Gale Sayers, the NFL Hall Of Fame football player of the Chicago Bears recounts his personal success with the products across the advertisements. Live interviews and editorials are coming in almost daily indicating the initial products successful entrance into the marketplace.

The second agreement was with International Health Providers ("IHP"). Headquartered in Horsham, Pennsylvania, International Health Providers serves the United States through CARExpresshealth.com, the nation's largest, and most comprehensive healthcare savings network. Open to all US citizens, CARExpress is an affordable, membership-based program that discounts most health costs without medical histories, physicals, underwriting, waiting periods, or usage limits. Comprised of over 500,000 healthcare providers, IHP supplies in excess of 50% of the practicing health care providers in the USA. Having secured the cooperation of more than 500,000 of the nation's practicing physicians, more than 46,000 of the nation's pharmacies, 3,500 hospitals, 6,000 vision care providers, 18,000 dentists, plus 11,000 ancillary service providers, CARExpress members benefit from extraordinary savings.

IHP is truly a leader in the United States Health Care services industry providing a low cost alternative to health care insurance, offering the most comprehensive health savings program available today in the USA. IHP management is second to none headed up by Dr. R. Dennis Bowers, whose experience in the Drug and Medical industry spans more than 30 years. Before founding the CARExpress medical benefits network, he held influential executive positions in federal state and private healthcare organizations, including the Nixon White House and the States of Massachusetts and Iowa, a consultant to three U.S. presidents and to the World Health Organization. He was also the architect of the National Center for Health Information and the Drug Abuse Warning Network.

This venture was launched in Miami/Ft. Lauderdale Florida seeing an initial influx of interest from the general public proves the need for this type of product across the nation. Sales are expected to grow very quickly, as this service is made available to the millions of Americans with no health insurance.

The third agreement to be officially announced during the last half of November was with a newly formed Association owned by a group of 5 major private institutions. This group has secured joint venture agreements with several Fortune 500 companies such as General Electric, GMAC (a financial unit of General Motors), The LendingTree, and Western Union offering a full package of financial services to its members. Additionally, the Association subscribed members will also receive significant discounts on other services such as full coverage insurance specializing in auto, life, medical and dental as well as significant discounts on prescription drugs products through strategic alliances with Pacific Life Insurance Company, Aegon, Colonial Life Insurance Company and many others.

XRAYMEDIA has also announced plans to release the newest version of the Live Media Marketplace v3.0 ("LMM"), as well as outlines for a major marketing campaign for the newest version. The Company plans to add several "user-friendly" features and implement several upgrades to the growing Live Media Marketplace v3.0. Some of the new features to be added to the site will include a demo site or web shots for first time users and potential customers, an interactive walk-through for registered users, enhanced set of navigational tools, private labeling, video conferencing, language converter, live news feed, and several back-end administration upgrades for additional customer service enhancements. The Company anticipates launching this version in the 1st quarter of next year, previewed with the release of a marketplace newsletter informing the general public and registered users of the newest advertising inventory and spotlighting opportunities to be released in the coming days.

Along with LMM new release XRAYMEDIA is now planning a comprehensive marketing program for the new LMM with some exciting new offers beginning the 1st quarter of 2004. The marketing campaign will cover several targeted areas focusing on media buyers, corporate buyers, advertising agencies, media whole-sellers, television, radio, print, and Internet companies. The marketing program will emphasize several key advantages of the Live Media Marketplace including a substantial and diversified media portfolio that includes cable television inventory which blankets the top 25 U.S. metropolitan areas as well as hundreds of mid-tier communities, radio inventory consisting of stations in every market in the Continental U.S., most major print media, as well as internet advertising. Along with the extensive current media inventory already downloaded on the site, the Company will also emphasize significant potential savings through wholesale pricing and buyer incentive programs.

PLAN OF OPERATIONS;

XRAYMEDIA’s plan of operations for the remainder of the year 2003 will consist of continuing to build on its revenue stream through its newest infomercial joint ventures, increase transactions in the Live Media Marketplace through the new release and marketing program announced for the Live Media Marketplace, as well as liquidating inventory for additional revenue and assets on the balance sheet. The trade inventory obtained by the company through corporate trade transactions can also be converted to cash or used for acquiring additional media inventory for its clients. During the remainder of this fiscal year, we intend to show how this plan will translate into strong cash flow for the Company. Going forward we will continue to focus on the three areas that we feel will add significantly to shareholder value: transactional business flow, cash flow, and liquid asset accumulation.

Page - 15

RESULTS OF OPERATIONS;

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

SALES

While XRAYMEDIA generated minor revenues from operations during the three months ended September 30, 2002, there were no reportable revenues earned during the three months ended September 30, 2003. The Company received goods as compensation for its fees on trade transactions during the three month period ended September 30, 2003, but as discussed earlier, the company will recognize revenues to the extent it can liquidate such goods into cash. The company is currently negotiating liquidation terms on the entire inventory.

LOSSES

Net losses for the three months ended September 30, 2003, increased  to $831,305 from $207,619 for the same period  ended  September 30, 2002. The increase in  losses  was primarily attributable to increased compensation expense, marketing and travel costs.

Expenses

Selling,  general  and  administrative  expenses for the three months ended September 30, 2003,  increased to $795,963 from $161,215 for the three months ended September 30, 2002. The increase in selling general and administrative expenses  was attributable to special shares issued during the three months ended September 30, 2003 with the company incurring $118,000 in professional fees and $400,000 in compensation expenses, under the relatively new reporting rules. Depreciation and amortization expenses for the three months ended September 30, 2003 and 2002 were $16,562 and $16,852, respectively. Research and Development expenses decreased  during the three months ended September 30, 2003 to  $35,342  from $47,004 for the three months ended September 30, 2002.  The Company’s expenditures for research and development should may increase as the Company explores new interface activities which require equally new computer programs which we will internally develop.

NINE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,2002

SALES

While XRAYMEDIA has generated minor revenues from operations during 2002, there were no reportable revenues earned during the nine months ended September 30, 2003. The Company received goods as compensation for its fees on trade transactions during the nine month period ended September 30, 2003, but as discussed earlier, the company will recognize revenues to the extent it can liquidate such goods into cash.  The company is currently negotiating liquidation terms on some of the inventory.

Losses

Net  losses  for the nine months ended September 30, 2003, decreased  to  $1,311,590 from $1,371,398 for the  same period  ended  September 30, 2002.  The decrease in  losses  was primarily attributable to decreased compensation expense, the previously mentioned new costing category introduced retroactively in 2001, to reflect a reporting change to share pricing at market value. XRAYMEDIA expects to continue to incur losses at least  through the fourth quarter of 2003.  Optimism must be tempered by past performance so there can be no complete assurance that XRAYMEDIA  will  achieve  or maintain  profitability or that sufficient revenues will be generated or that growth can be sustained in the future.

Expenses

Selling,  general  and  administrative  expenses for the nine months ended September 30, 2003,  decreased to $1,149,618 from $1,161,483 for the nine months ended September 30, 2002. The relatively minor decrease in selling general and administrative expenses  was directly attributable to the fact that there were less, albeit higher priced special shares issued during the nine months ended September 30, 2003, with less compensation expense. Depreciation and amortization expenses for the  nine months ended September 30, 2003 and 2002 were $49,686 and $50,261,  respectively. Research and Development expenses decreased  during the nine months ended September 30, 2003 to $130,231  from $190,312 for the nine months ended September 30, 2002.

Page - 16

B. Liquidity  and  Capital  Resources

Cash flows used by operations was $789,840 for the nine months ended September 30, 2003, and used by operations for the nine months ended September 30, 2002 was $20,451. The increase in negative cash flow for the nine months  ended September 30, 2003 was attributable to the decrease in accrued expenses and the decrease of non-cash stock issuances during the same nine months then ended.

Cash  flows generated <used> by investing activities were $7,903 for the nine months ended September 30, 2003,  and $(9,442) for the nine months ended September 30,  2002.  The positive increase in cash flow  for  the  three quarters  ended  September 30, 2003,  is primarily attributable to the refund of a rental deposit.

Cash  flows  generated  from  financing  activities  was $906,956 for the nine months ended  September 30,  2003  and  $30,000 for  the  nine months  ended  September 30,  2002. XRAYMEDIA's  financing  activities  for  the  nine months  ended  September 30,  2003 primarily  consisted of the issuance of the Company’s common stock for cash or taking subscriptions for more stock.

XRAYMEDIA  has  funded  its  cash  needs over the  second and third quarters of 2003,  covered in part by this Form 10-QSB through the issuance of capital stock for cash and previously by advances from outside parties .  XRAYMEDIA anticipates  that there is still not sufficient working capital to  cover  its cash  needs  over the next quarter. XRAYMEDIA anticipates to meet its cash needs over the  next  three months  in  part  through cash sales, outside advances, and through the sale of additional shares of its common stock pursuant to a registration statement or an appropriate exemption  from registration. However, and although the contrary has been true in recent  months,  there is  no  guarantee that XRAYMEDIA  will always be  able  to  raise  additional  funds  from  the  sale  of its  securities.

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

C. Capital  Expenditures

XRAYMEDIA  made no significant  capital  expenditures  on property or equipment for the  development of our website, computers and servers over the periods  covered by  this report.  The planned capital expenditure is ongoing website development, operating costs and media purchases. XRAYMEDIA has budgeted $2,500,000 for this expenditure.

A year ago, XRAYMEDIA's website has passed its test stage and became operational to handle the ‘real-time’ interactive business then expected. The newest developments have resulted in numerous new modifications and will need other change as it explores the different pathways. XRAYMEDIA’s estimated cash  requirements  are approximately $2,500,000 annually. The majority of our cash requirements will be used for personnel costs, professional fees further website development and media purchases.

D. Income  Tax  Expense  (Benefit)

XRAYMEDIA has net operating loss carry forwards of approximately $8,000,000 which will expire between 2013 & 2023.

E. Impact  of  Inflation

XRAYMEDIA  believes  that  inflation  has had a negligible  effect on operations Over the past three years. XRAYMEDIA believes  that  it  can offset inflationary Increases in the cost of materials and labor by increasing sales and improving Operating efficiencies.

Page - 17

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

                              DATED:  November 15th, 2003

                            By: /s/ Raymond C. Dabney

                               Raymond C. Dabney,

                                President and CEO

IN  ACCORDANCE  WITH THE EXCHANGE  ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE

FOLLOWING  PERSONS ON BEHALF OF THE  REGISTRANT AND IN THE CAPACITIES AND ON THE

DATES  INDICATED.

SIGNATURE                              TITLE                         DATE

/S/  RAYMOND  DABNEY         PRESIDENT  AND  DIRECTOR          November 15, 2003.

     RAYMOND  DABNEY3

Page - 18

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

     Date:  Nov. 15, 2003                    Signature: /s/Raymond  Dabney

Page - 19

EXHIBIT 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF CHIEF OPERATING OFFICER

In connection with the Annual Report of XrayMedia.com, Inc. a Minnesota corporation (the “Company”, on 10-QSB for the September 30, 2003 as filed with the Securities and Exchange Commission (the “Report”), I, (officer), Chief Operating Officer of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/S/ RAYMOND DABNEY PRESIDENT AND DIRECTOR              November 15, 2003.

RAYMOND DABNEY

Page - 20