Form 10KSB
period 2003-12-31
XRAYMEDIA COM INC
filed 2004-03-30
CIK 1097068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from to

Commission file number: 0-27919

XRAYMEDIA Inc.
fka XRAYMEDIA.COM Inc.
(Name of Small Business Issuer in Its Charter)

        Minnesota                                                                            410951123
(State or Other Jurisdiction of                                                  (  I.R.S. Employer
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

The issuer's total revenues for the year ended December 31, 2003, were $303.

On March 2, 2004, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 110,548,833. The market value of stock held by non-affiliates as of March 02, 2004 was $7,081,660. On March 02, 2004, the number of shares outstanding of the registrants Preferred Stock, $0.001 par value (non-voting), was 1,000,000. The Company’s President, Raymond Dabney, holds 100% of these shares.

Page - 1

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

ITEM 1.     DESCRIPTION OF BUSINESS

A. Corporate Organization

As used herein the terms "Xray" and "XRAYMEDIA " refers to XRAYMEDIA, Inc., a Minnesota corporation, its subsidiaries and predecessors, unless the context indicates otherwise.

On November 15, 2003 the name was changed from XRAYMEDIA.COM Inc., to XRAYMEDIA, Inc., to better reflect the company as a traditional advertising agency rather then continuing to use the negative connotation of .com being attached to the corporate name.

On June 28, 2000 the name was changed from e-bidd.com, inc., to XRAYMEDIA.com inc. to avoid a potential conflict with another totally separate and unrelated company by a similar name, www.Ebid.com,that also operated as an Internet auction site.

XRAYMEDIA has had several previous names in the past including: Image Photo Systems, Inc., AJA Merchant Banking Corporation, Cyberguides International, Inc., Digital Reporting, Inc., and Port Industries, Inc.

Although XRAYMEDIA was initially formed to conduct any lawful activity, XRAYMEDIA is a Media Solutions Company offering a variety of integrated products and services through its website, including media buying and selling, live media negotiating technology, web, logo and print ad design services, public relations and investor relations services, as well additional media technology to be announced as implemented. Through affiliations with Media Industry leaders is positioned to capitalize on the migration of advertising sales and real-time Internet negotiating technology as well as other related media based activity, to the internet through Business to Business Media solutions.

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

Page - 2

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

On December 4, 1998, AJA Merchant Banking Corporation changed its name to Image Photo Systems, Inc. and began developing 3D picture viewers for children. Image
Photo Systems, Inc. developed a prototype 3D picture viewer, but failed to reach he manufacturing, production, or sales stage. In 1999, the officers and directors associated with the acquisition of Image Photo Systems, Inc. resigned.

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

Page - 3

The company had been in development of its own Media Auction software with separate modules being acquired from other sources. On December 18, 2000, in a 2nd Level Public Access program XRAYMEDIA had opened its media auction site for qualified media buyers and sellers to test. During that time, protocols for credit approval and confirmation of inventory had been applied and checked repeatedly for robustness. XRAYMEDIA intended to officially launch that media auction software before the year-end of 2001.

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

From August 21st 2001 through to today the company has successfully launched three upgraded versions of the Live Media Marketplace, the current release is version 3.0.
XRAYMEDIA has recently announced that it will be releasing the newest version along  with a revised Corporate website, both expected to be released early in 2004.

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

XRAYMEDIA is a traditional advertising agency that has leading edge live media trading technology. "The Live Media Marketplace v3.0" is available for Private-labeled in-house use and live general public negotiations. All buyers and sellers of media can negotiate in real-time, choosing currencies from around the world or use the new trade/barter modules to instantly change cash/trade values and percentage blends, over the Internet in a secure and simple manner. The system provides private, one-on-one, and one-to-many negotiations while dynamically loading and matching inventory changes and instantly updating new opportunities. Maximizing its registered users' reach to find the optimum market price for any given media  inventory without compromising the seller's proprietary pricing information or identity if they so choose. Sign in at www.xraymedia.com; there are no sign up fees or monthly charges for buyers or sellers. Place your orders and start negotiating live, in a private secured 128-bit encrypted media trading floor.

Page - 4

From the first day of the revised Live Media Marketplace v3.0 launch with the new corporate trade modules XRAYMEDIA has amassed a substantial amount of corporate trade transactions through its corporate trade partners and affiliates. Trade volumes reached a peak of approximately $55,000,000.00 in corporate trade transactions from its partners in the Live Media Marketplace v3.0. As one of the partners by contract, XRAYMEDIA received goods in consideration for use of their marketplace which will be liquidated and realized as soon as practicable.

Based on Accounting Principles Generally Accepted in the United States the “Corporate Trade Transactions Fees” to date will not be reflected in the financial statements until the company has liquidated the goods. The Company is in the process of selling all the goods for cash to an unrelated party.

From January 2003 until now the company has begun test marketing several economies of scale for actual market penetration viability studies for the complete XRAYMEDIA business model. Certain economies have been addressed, including the corporate trade modules, the "XR2 System", which is focused on creating jobs & Agency Branches offering licensed Independent Media Managers and Independent Media Traders full time or part-time employment opportunities in the media industry. Its penetration into the infomercial sector of the media industry has proven valuable for future clients looking to purchase advertising for their  infomercial products. This media sector actual market test is being done through three specific joint venture partnership agreements with companies that have identified infomercial products.

The largest test-marketing program will be for the newest version of the Live Media Marketplace, alongside the launch of a new XRAYMEDIA corporate website in 2004.

This test-marketing program will commence once both sites have been launched and  will be the focus for the remainder of the year. This will be a multi-market penetration test and is going to target all small to medium sized businesses looking to purchase advertising opportunities for their products and services strictly on a cash basis.

The test marketing study will be conducted using several coinciding market penetration models for achieving a maximum number of registered cash buyers in the system. This test will be conducted for cash buyers only, allowing XRAYMEDIA to monitor the compounded strength of several individual cash buyers harnessed through a single point of purchase.

XRAYMEDIA has received several joint venture opportunities, but it will primarily  focus on the release of the new corporate website, the launch of the newest version of the Live Media Marketplace along with the marketing program for the remainder of the year.

Page - 5

B.     DESCRIPTION OF BUSINESS MODEL

EXECUTIVE SUMMARY

John Hagel of McKinsey coined the term “infomediaries” to describe intermediaries who sell information about a market, creating a platform on which buyers and sellers can do business. Many Internet researchers now believe that perhaps the most profitable pure Internet companies, as well as the most influential, will be business-to-business infomediaries, who will have the ability to re-organize entire industries. Red Herring, an Internet aficionado magazine, recently called the emergence of "Internet Infomediaries" the next bastion of economic activity to profoundly impact the Internet. Infomediaries represent a new category of entrepreneurs. Through the development of its Media SuperPortal – and more specifically, its Live Media Trading Technology - XRAYMEDIA has membership in this rare category.

XRAYMEDIA’s objective is to become a premiere media company. Research indicates that the media industry is ripe for a business-to-business eCommerce service for buying and selling premium advertising space (Television, Radio, Print, Out-of-Home, Specialty, and Online). The traditional process of buying media is usually cumbersome and time-consuming for buyers, and can serve to effectively shrink sellers’ consumer base.

There is no question that media remains big business: Total media industry spending grew 8.1% to $524.7 billion in 1999 and was on-target for 2.5% growth in 2000 and giant leap of 5.8% in 2001. Of course, no one could have predicted the deeper and wider slump in the economy and the debilitating terrorist attacks of September 11, 2001. In actual fact, total U.S. ad spending was down approximately 5.7 percent in 2001, due largely to the weak economy, corporate budget cuts and dot.com meltdowns. By 2000, the dot.com industry became nearly as large an advertising category as passenger cars, accounting for almost 10 percent of advertising in 2000 and over $5.5 billion in spending. Coen predicts that after the shakeout in 2000 and 2001, dot.coms won’t reemerge as a significant force for several more years. The advertising industry has since begun a steady rebound, and despite the economic setbacks in 2001, industry expenditures grew at an overall compound annual rate of 4.3 percent from 1997-2002.

As part of the fifth-fastest growing sector in the US economy, industry experts anticipate a 6.3 percent compound annual growth rate in media spending, over the next five years with an upsurge in 2006 and 2007. PricewaterhouseCoopers forecasts that global entertainment and media spending will reach a record $1.4 Trillion by 2007, with advertising capturing $375 billion of that market.

In the long-term, the media industry will be driven in large part by an accelerated rise in consumer spending on media. Consumer spending on cable and satellite television, filmed entertainment, and video games was strong for the second year in a row in 2003. Industry authorities believe that this foreshadows a gradual overall media recovery that will continue into the future.

Page - 6

Consumers spent an average of 3,599 hours using media in 2002; this represents an increase of 1.8 percent over 2001. Veronis Suhler and Stevenson forecast that the average time consumers spend with media will swell to 3, 874 hours, a compound annual growth rate of 1.5 percent. Consumers appeared to favor both satellite and cable television as their media of choice in 2002, with total television viewing accounting for 47.3 percent of the average consumers time spent with media. Consumer spending on online content also rose by a dramatic 95% in 2002, totaling $1.3 billion, the majority of these revenues can be attributed to annual subscriptions, accounting for 41 percent of online sales.

These developments are not restricted to North America alone. A report released by eMarketer.com has stated that Western Europe’s B2B ecommerce accounted for $334.14 billion in 2003, an increase of $201.4 billion from the previous year. Western European B2C ecommerce revenues also grew by $44.76 billion in the same time period. This trend is having an impact on the global marketplace. E-Marketer further reports that B2B ecommerce revenues in the United States will surpass the $700 billion mark at the end of 2003. By the end of 2004, US ecommerce revenues are expected to reach $1.01 trillion. Further, the decision about whether or not to engage a business plan that includes the European marketplace will have a distinct impact on the financial situation of online businesses as Europe continues to establish its online presence.

Currently, there is a scattered presence of online auction sites. Sites such as eBay.com have made the online auction famous. In terms of business-to-business eCommerce services for buying and selling premium-advertising space, major competitors have included Onemediaplace, Reuters, Marketron. These companies generated substantial traffic and have reported several millions in revenue with their media auctions and Internet media buying services, signaling the desire among media professionals for a coherent and convenient way to conduct business.

Over the past few years these companies have merged with larger media businesses or created alliances with several other media firms to hasten the capture of this lucrative market, such as www.invisioninc.com, www.ad2media.com, www.twoplus.com,
www.marketron.com, www.mediatrader.co.uk, www.emediatrade.net, www.matchcraft.com and DDS Donavan Data Systems has http://www.dds.co.uk/home/e-Trading_home it seems as though none of which currently operate a live media marketplace, similar to that of XRAYMEDIA.

XRAYMEDIA breaks new ground, as the Company remains the only business to host a Live Media Marketplace with live media negotiating technology. XRAYMEDIA is positioned to surpass any potential competition by offering the services of a traditional advertising agency, and by supplementing these services with an all-encompassing media package - the XRAYMEDIA Media SuperPortal.

Page - 7

THE XRAYMEDIA MISSION

XRAYMEDIA is positioned to become a media industry leader, providing cutting edge live negotiating technology to the media industry through its premiere business-to-business web site.

The company believes that:

Currently, significant untapped opportunities exist in this area of eCommerce;

An Internet Media SuperPortal has the ability to replace outdated and inefficient methods of selling and purchasing advertising space;

An Internet Media SuperPortal can replace outdated and inefficient methods of accessing an Advertising Agency, a Media Buying Firm, a Public Relations department, a Marketing firm, and Design Services;

There are numerous untapped opportunities for a synergetic relationship between online negotiating for advertising and conventional advertising purchasing methods;

There are opportunities to garner income from cooperative relationships between subscribing media outlets, agencies, agencies offering services through the XRAYMEDIA Media SuperPortal, and XRAYMEDIA itself.

XRAYMEDIA has assembled the partners and technology to enable it to expand on its vision: XRAYMEDIA's mission is to provide a Media SuperPortal site to the general business community and media professionals. This will make all media markets more accessible and user-friendly to national and local advertisers alike, by streamlining and centralizing the process of buying media. Sellers can avail themselves of a broader, more global marketplace.

We have a common goal of bringing new efficiencies to the marketplace. By doing so, we can increase agency billings and profitability, create better results for advertisers, and generate additional revenue for all media.

Page - 8

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

The immense size of the advertising industry is no secret. Advertising as a whole – and more specifically online advertising – is a particularly lucrative business. Even within the subgroup of business-to-business sites, the potential for growth is indefinite. Analysts estimate that based on its current growth rate, the business-to-business market will grow to $3 billion by 2005, representing 18% of online advertising spending on mainstream online media.

The closest comparison is that of an Internet auction - defined as an exchange of products or inventory through online communication channels and computer applications for a specific community of practice – represent a particularly timely and exciting growth opportunity. According to Jupiter Communications, online business-to-consumer auctions moved $3.2 billion worth of merchandise annually as of 2002; this figure can be added to further sales conducted person-to-person. A survey conducted by PricewaterhouseCoopers found that online advertising revenues surpassed the $1.0 billion mark for the first time in the third quarter of 1999, and a recent survey on online spending indicates that online auctions accounted for $644 million in the first quarter of 2000 (Harris Interactive) and has grown substantially since.
THE MARKET

Industry information indicates a rare opportunity in the combination of online resources and media requirements. Total industry spending jumped 8.1% to $524.7 billion in 1999 and, in fact, grew steadily from 1997 – 2002 (despite the economic slow down of 2001) with an overall compound annual growth rate (CAGR) of 4.3 percent. Experts forecast a 6.3 percent CAGR over the 2002-2007 period, with industry expenditures reaching over $850 billion by 2007. In addition, as models for purchasing conventional, offline advertising migrate to the web, there are similar significant opportunities to tap into that area of growth.

XRAYMEDIA’s Media SuperPortal also represents a significant opportunity for cross selling. By offering a comprehensive collection of services that encapsulates the full set of on- and off-line media needs, the Media SuperPortal is positioned to exploit the industry requirement for a knowledgeable mixed medium approach.

Below are some very favorable remarks by reputable and reliable media and research firms, concerning the demand, and potential, for online Internet exchange companies, as well as the media and entertainment industry as a whole.

Information Technology Association of America, June 11, 2003 “The resiliency of the entertainment and media sector is evidenced by global advertising’s rebound from recent weakness, boosted by solid category increases in television, radio, and out-of-home advertising. Also contributing to the turnaround will be: a resurgance of Internet advertising as new metrics offer reach and frequency figures that empower media buyers to increase spending”

Page - 9

PricewaterhouseCoopers, June 2003 "The U.S, entertainment and media marketplace is poised for stronger growth. We expect rebounds from television network and radio advertising, coupled with especially strong DVD, video game, and Internet advertising and access spending to lead the way.”

Global Information Inc., January 2001. “Digital marketplaces offer an efficient new way for matching buyers and suppliers. In particular, the reduced costs of searching for potential business partners will create more efficient markets.”

Consumer internet usage has grown faster than any other forms of media over the past five years, with an astonishing compound annual growth rate of 43.1 percent over the 1997-2002 period. Online activities increased faster than any other media sector in 2002, growing by 13 percent to 154 hours per person. PricewaterhouseCoopers forecasts unprecedented expansion in the broadband universe, with the CAGR nearing 30 percent, and with penetration more than tripling as we approach 2007. These authorities go on to predict that over 153 million households will be broadband-enabled by 2007. XRAYMEDIA is prepared to accept the challenges of servicing a global community.

Veronis Suhler and Stevenson, predict that consumer-supported media will account for 44.6 percent of the total time spent with media, and ad-supported media will represent 55.4 percent of the total by 2007.

XRAYMEDIA’S COMPETITIVE ADVANTAGE

XRAYMEDIA aims to transform the advertising industry through its Live Media Trading Center. As the only first, second, and third party aggregator of general media services, XRAYMEDIA will bring the power of the Internet to the advertising industry as a whole, enabling large and small companies, advertising agencies, and general media buyers to engage in the total media process online. While there is an uneven presence of Internet auction sites, there is a startling lag in the development of media marketplaces offering a business-to-business eCommerce service for buying and selling premium ad space. XRAYMEDIA as a traditional ad agency that has successfully launched its revolutionary live media trading technology dubbed "The Live Media Marketplace" which offers all buyers and sellers of media and advertising space the opportunity to negotiate and secure the optimum market price for any given inventory. The system provides private, one-on-one and one-to-many negotiations while dynamically loading and matching inventory changes and instantly updating new opportunities, all without compromising the seller's proprietary pricing information or identity if they so choose. All media trading activity takes place in real-time on the user's own private 'Media Trading Floor,' comprised of the user's own private media orders, media matches, viewing options, information sources and private exchange. It provides the most powerful and cost effective means for offering, tracking and negotiating media inventory for sale.

XRAYMEDIA is in good company – and is positioned to surpass the competition. The energetic reaction to these services by businesses indicates an unsatisfied industry requirement. Other sites have tried to break into the marketplace, and have not been able to sustain themselves; these sites have not encompassed a complete circle of services. XRAYMEDIA is breaking an out-dated standard by realizing the potential of the Internet: the Internet makes an instantaneous, global, and full-service site not only possible, but also inevitable.

THE XRAYMEDIA MEDIA SUPERPORTAL

Our first milestone – completed in its test phase on October 24, 2000 - was to create a live media marketplace: XRAYMEDIA’s Media SuperPortal. The SuperPortal is divided into three distinct sub portals (Corporate Culture, Media Services, and Community Resources). Each sub portal is designed to deliver a specific objective in making the practice of buying and selling media a convenient and cohesive process. As we grow, both as a site and as a company, we will expand to include a full set of services and tools for the media professional.

The XRAYMEDIA SuperPortal branches out into three sub portals:

Corporate Culture

The Corporate Culture sub portal is designed to act as a resource for visitors to learn more about the media industry, and about XRAYMEDIA. Corporate Culture presents clients with an Executive Summary of XRAYMEDIA, company Press Releases, Industry intelligence, Investor information, a call for Business Partners, and - on our Careers page - employment information.

Page - 10

Media Services

Our Media Services sub portal features XRAYMEDIA’s central marketplace and service-oriented functions: Advertising Agency, Public Relations, Live Media Negotiating, Traditional Services, and Online Ventures.

XRAYMEDIA’s Advertising Agency page gives clients access to a full range of services, including Placement, Design, and Strategic marketing. At the bottom of each page is a link to a Request For Proposal (RFP), and to contact us.

XRAYMEDIA offers a wide range of Public Relations services. Our Planned PR, Consulting, Media Relations, and Design Services cover all the bases for putting together an effective public relations campaign. Clients are invited to submit an RFP, or to contact XRAYMEDIA directly to take advantage of these services.

A major component of this site is the Live Media Negotiating Technology, “The Live Media Marketplace” located in our Media Services sub portal. The technology is designed to make Television, Radio, Print, Out-of-Home, Specialty, and Online media more accessible and user-friendly for local, national, and multi-market advertisers. Sellers use the service to list their available media products in an private one-on-one or one-to-many negotiating format. Once a negotiation has commenced, buyers from around the world can visit and negotiate their best price on desired items. Each sale is confirmed through the technology is notified by email. Next, the buyer pays for their purchase, and provides the seller with the necessary advertising documents to be displayed or aired. XRAYMEDIA provides secure payment technology and a verified credit line, so the buyers’ credit is verified prior to bidding. As well, both buyers and sellers are bound by a contract to honor their online listing and bidding activities. The Live Media Negotiating Technology provides a quick and convenient place for media buyers and sellers, expanding the market from local or national to global.

The Traditional Services page of the Media Services sub portal contains links to our Rate Card, Request For Proposal (RFP), and the traditional methods of carrying out Advertising Agency and Public Relations services. The XRAYMEDIA Rate Card contains a database of Television, Radio, Print, Out-of-Home, Specialty, and Online media for sale. Our Request For Proposal page offers visitors a confidential electronic RFP.

In the Online Ventures section of the Media Services sub portal, visitors will find Wireless, Banner Network, eMarketing, and Branding Strategies. There are also links to the Design Services section. Here, clients can submit an RFP for any services they wish to use.

Community Resources

The third sub portal on XRAYMEDIA’s Media SuperPortal is called Community Resources. This area has been designed to help facilitate quick and easy solutions for media professionals faced with the challenges of an ever-changing industry. Think of our Resource Center as your research department. Here, subscribers have instant access to our Library, featuring useful articles on media-related topics ranging from marketing tips to writing effectively. For further reference, XRAYMEDIA has assembled a Glossary of media-related terms and definitions. Subscribers can keep on top of timely issues by tracking industry changes on our web page, and by subscribing to our weekly newsletter. In the coming months, XRAYMEDIA will be adding further features to this sub portal, including members Chat, Video Teleconferencing services, Virtual Office tools, and free web-based Email.

The XRAYMEDIA Media SuperPortal will use the most current technology and servers for posting real time information on availability and pricing. The site will not only post standard Rate Card information, it will also serve as an interface for checking inventory availability and pricing. The real-time media trading is one step ahead of an interactive web version of a media buying service: An entire range of advertising buyers and sellers will meet at the XRAYMEDIA site to make their purchases and sales. Using the XRAYMEDIA Live Negotiating Technology, media professionals and general business owners can accomplish in minutes what used to take hours. The other services available on the Media SuperPortal – Advertising Agency, Public Relations, Traditional Services including Design, and Online Ventures including eMarketing - ensure that there is an alternative to traditional ways of meeting industry needs. For example, the availability of Design and Public Relations services on the SuperPortal gives media professionals a choice between virtual and real-world options. Clients can choose to use the Media SuperPortal as a one-stop resource for all their media needs.

THE XRAYMEDIA OPPORTUNITY

XRAYMEDIA streamlines the existing process of buying and selling media, and allows media professionals to use a new method for transactions, such as Live Media Negotiations. This means that buyers and sellers are eager to use our services, and that the company is more likely to secure a significant long-term revenue stream.

XRAYMEDIA will be the first and only Internet site that integrates Live Negotiating Technology with a network of best-of-breed media products and services tailored to the needs of all advertisers around the world in a single facility. The Media SuperPortal supplies buyers and sellers with a more proficient and cost effective way to buy and sell media. Our Live Media Negotiating technology service provides an efficient means of executing media schedules for advertising agencies and direct advertisers. To this essential function for media professionals and the general business community XRAYMEDIA adds a vast array of other tools and services. The Media SuperPortal is a full-service, convenient, and efficient resource for the general business community and media professionals alike.

Page - 11

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

Through our Live Media Negotiating Technology, buyers will be able to purchase premium Television, Radio, Print, Out-of-Home, Specialty, and Online advertising in an instant. XRAYMEDIA is focused on providing first choice advertising time to media-buyers nationwide as well as remnant high discount advertising opportunities allowing both buyer and seller to negotiate the price in real-time over Internet. By improving on an existing method rather than imposing a new advertising buying practice on the industry, we will deliver the fastest, most cost-effective media-buying process available.

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

Page - 12

ADVANTAGE FOR MEDIA SELLERS

In the XRAYMEDIA Media SuperPortal, advertising availability will be checked and confirmed, and space will be purchased and paid for up front. Up front payment reflects the entire XRAYMEDIA business model, by collecting fees and creating cash flow at the earliest point possible in the transaction cycle.

XRAYMEDIA avoids the constraints of geographic location of sales offices. As we are online, advertising agencies and direct advertisers can utilize our service worldwide. In addition to the convenience, Television, Radio, Print, Out-of-Home, Specialty, and Online media will pay a lower sales commission when accepting orders from agencies and direct advertisers using the XRAYMEDIA Live Negotiating technology. The Live Negotiating technology facilitates a private negotiating platform, which not only provides advertisers with better rates, but also provides the ability to negotiate in real-time with a wider audience reach simultaneously for their campaigns.

THE PROCESS

A standard web browser is all that is needed to access and use XRAYMEDIA’s Media SuperPortal. Media buyers can communicate with media sellers and XRAYMEDIA using the Internet without changing their traditional process. XRAYMEDIA facilitates these transactions by acting as an infomediary. Through the Media SuperPortal, media professionals can easily get the help that they need to successfully do their business.

The Media Services sub portal is home to the interactive, client-centered services and features of the SuperPortal. Here, visitors will find the Advertising Agency, Public Relations, Live Media Negotiations, Traditional Services, and Online Ventures.

The online Advertising Agency features all the services necessary to launch any campaign. These include Placement, Design, and Strategic marketing. XRAYMEDIA’s Public Relations page is the gateway to a full range of public relations services, including PR planning, Consulting, Media relations, and Design. Each of these sections features a direct link to an RFP (Request For Proposal), for quick and intuitive navigation. The Live Media Negotiating Technology will act as a cohesive and instant global market in which buyers and sellers can do business. XRAYMEDIA’s user-friendly interface, secure system, and facilitation all work to make the Media SuperPortal a powerful tool for all businesses looking to advertise their products and services. Within Traditional Services, users will find the pages for XRAYMEDIA’s Rate Card and Request For Proposal (RFP). XRAYMEDIA’s Rate Card is a comprehensive database of all media for sale, including Television, Radio, Print, Out-of-Home, Specialty, and Online. As well, mechanical data information will provide the client with a general understanding of the buying process, statistics, and reports. Included will be information regarding pricing structure, deadlines, and the overall workings of traditional media services. The Online Ventures section features information about Wireless, Banner Networks, eMarketing, and Branding Strategies. Media professionals can use our direct links to an RFP from any of these pages.

Alternately, XRAYMEDIA’s clients can visit the Request For Proposal page to submit a confidential request to XRAYMEDIA. Using our RFP, buyers can send multi-market avail requests with separate buy parameters, all with a single click. Once media schedules are configured, buyers using advanced software systems like SmartPlus, Strata, or COREMedia can utilize XRAYMEDIA's Electronic Data Interchange (EDI) technology to upload media order data to the SuperPortal for immediate distribution. XRAYMEDIA also provides free order builder software with built-in EDI functionality for buyers who do not currently license media software. Our free Order Builder program generates media schedules based on the client, product, campaign, flight dates, and demographic information. Multi-market, multi-media orders include flexible spot distribution, Cost-per-Point (CPP), and total spot and cost calculations. Once created, orders are uploaded through XRAYMEDIA and sent directly to the selected media. Sending orders from a buyer's media software to our upload file is as easy as printing them. XRAYMEDIA's advanced Internet-to-fax technology provides immediate and reliable fax delivery of media schedules. We ensure prompt, accurate delivery with detailed information about all transactions. XRAYMEDIA automatically notifies media buyers via email once all media confirmations have been received. This technology fuses a media buyer's sophisticated buying software with our advanced communication system.

Members enter the XRAYMEDIA Live Media Marketplace through a password-protected interface, which is uniquely tailored to the needs of each media buyer. Our advanced system can perform high-volume, reliable, real-time transaction processing and can provide timely, accurate, and free communication delivery. All communications and transactions are digitally archived. Once media schedules are configured, buyers can also use XRAYMEDIA to send orders to media. Our technology will integrate with the leading industry media buying and planning software, used by 1,200 advertising agencies nationwide. Unlike other communications systems, buyers do not need to load proprietary software onto their computers.

MEMBERSHIP

XRAYMEDIA will have the opportunity to attract the widest range of members based on offering services that encompass the entire media industry. This membership will include large and small advertising agencies, media-buyers and -sellers, and direct advertisers.

Page - 13

SECURITY

Access to XRAYMEDIA's system is granted only to account holders whose identity is verified through their username and password on each login. Each application for an account is reviewed by XRAYMEDIA to ensure that only qualified applicants are granted an account.

XRAYMEDIA employs an advanced firewall to prevent unauthorized access and all EDI transactions are processed on secure servers to ensure confidential information is protected. All information is 128-bit encrypted and verified by Certificates of Authenticity.

CORPORATE STRATEGY

XRAYMEDIA intends to successfully establish the Media SuperPortal as the premiere site for the general business community and media professionals. We will provide fast, efficient, and reliable information, and essential resources in a user-friendly format. Our database will capture details resulting in corporate and customer profiling, which will allow buyers, sellers, and advertisers to develop their businesses in direct response to their market.

XRAYMEDIA’s graphical interface will simplify user operations and provide required services through the Media SuperPortal by:

Enabling merchants to accept online information, securely;

Keeping implementation costs low;

Providing transaction data to the client for clearing on XRAYMEDIA’s system;

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

XRAYMEDIA will implement business-to-business eCommerce systems such as our Live Media Negotiating Technology. The availability of other services - our Advertising Agency, Public Relations department, Traditional Services including Rate Card and Request For Proposal (RFP), Design Services, and Online Ventures including eMarketing – makes XRAYMEDIA’s Media SuperPortal a full-service online media mall. The development of other resources like free web-based email and an online chat forum will enhance the attractiveness of the site because of its convenience for a variety of functions.

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

In addition, numerous states, including the State of New York, in which XRAYMEDIA's alternate place of business is located, have regulations regarding the manner in which "auctions" may be conducted and the liability of "auctioneers" in conducting such auctions. No legal determination has been made with respect to the applicability of the State of New York's regulations to XRAYMEDIA's business to date and little precedent exists in this area. One or more states may attempt to impose these regulations upon XRAYMEDIA in the future, which could harm XRAYMEDIA's business. Several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies.

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

Page - 14

ITEM 2.     DESCRIPTION OF PROPERTY

XRAYMEDIA has amalgamated its operations offices to one composite location; 555 West Hastings Street, Suite 1560, Vancouver B.C. V6B 4N6, housing the corporate operations and the servers.

The facilities contains approximately 3,000 square feet of office space on a month-to-month basis for $6,700 dollars per month. XRAYMEDIA believes that this facility is generally suitable and adequate to accommodate its current operations and that such facility is adequately insured.

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

On November 5, 2003 XRAYMEDIA filed for a Special Meeting of Shareholders of XRAYMEDIA.COM Inc., was held to consider and vote upon a proposal to change the name of the Corporation from XRAYMEDIA.COM Inc. to XRAYMEDIA Inc., to change the authorized common share capital to 250,000,000, create 1,000,000 new class of preferred shares with a 1:100 conversion into common shares and to transact such business as properly come before the meeting. Subsequently, all of which was passed at the meeting. The SEC subsequently issued a new CUSIP and trading symbol- XRYM.

PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

XRAYMEDIA's common stock is currently traded as a fully reporting issuer on the NASD Over The Counter Bulletin Board under the symbol "XRYM" through a Form 10-SB approved by the SEC.

The table below sets forth the high and low sales prices for XRAYMEDIA's Common Stock for each quarter of 2000, 2001, 2002 & 2003. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

	Quarter	High	Low
2001	First(1)	.42	.14
	Second(2)	.16	.03
	Third(3)	.19	.04
	Fourth(4)	.09	.04

	Quarter	High	Low
2002	First(1)	.12	.03
	Second(2)	.10	.02
	Third(3)	.10	.04
	Fourth(4)	.06	.03

	Quarter	High	Low
2003	First(1)	.06	.02
	Second(2)	.40	.04
	Third(3)	.93	.22
	Fourth(4)	.34	.09

Page - 15

RECORD HOLDERS

As of March 02, 2004, there were approximately 455 shareholders of record holding a total of 110,548,833 shares of Common Stock. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock. The Preferred stock of 1,000,000 shares can be converted to Common stock on a 100 Common for 1 Preferred share but have no voting rights directly.

There are no redemption or sinking fund provisions applicable to the Preferred stock.

DIVIDENDS

XRAYMEDIA has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future.

The payment of dividends is within the discretion of the Board of Directors and will depend on XRAYMEDIA's earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit XRAYMEDIA's ability to pay dividends on its Common Stock or Preferred Stock other than those generally imposed by applicable state law.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

A. Results of Operations

The numbers used in this analysis are those contained in the comparative financial statements that follow. These reflect the changes of previous periods to reflect the current method of presentation.

Sales

XRAYMEDIA has generated minimal net revenues from 2003 and 2002 operations; $0.00. from 2001 operations, the periods covered by This Form 10-KSB.

Losses

Net losses for the year ended December 31, 2003, increased to $2,012,733 from $1,679,917. in 2002, (an increase of 20%). The year 2002 was itself, an increase from $1,517,200. for the year ended December 31, 2001,( an increase of 11%).

The increase in losses was attributable to a combination of several items, they  are - increase in professional fees, marketing, media advertising, and investor relations.
The increases were partially offset by a decrease in compensation expense.

XRAYMEDIA expects to continue to incur losses at least through fiscal year 2004 and there can be no assurance that XRAYMEDIA will achieve or maintain profitability from revenues that may be generated or that growth can be sustained in the future.

Page - 16

Expenses

Selling, general and administrative expenses for the year ended December 31, 2003, increased to $1,787,390 from $1,420,350 for the year ended December 31, 2002, (an increase of 26%) and from $1,422,818 for the year ended December 31, 2001 (an increase of <1%). The increase in selling, general and administrative expenses were the result of the various measures implemented by Company management to move the company into new areas. Depreciation and amortization expenses for the years ended December 31, 2003, December 31, 2002 and
December 31, 2001 were $66,951, $66,333, and $57,427 respectively.
Research and Development expenses were $219,479 in 2003, $220,668 in 2002, and $135,080 in 2001. The company continued to spend as heavily in 2003 as it had in 2002, in order to further develop its Media Service Portal of the Live Media Marketplace.

B. Liquidity and Capital Resources

The increase in negative cash flows for the year ended December 31, 2003 are primarily attributable to an increase in media advertising, travel, marketing, professional fees, supplies and investor relations. The Company was able to reduce compensation expense and hold research and development and depreciation constant while other expenses fluctuated slightly. For the year ended December 31, 2002, a decrease in negative cash flows was primarily attributable to a decrease in share costs re Sec.144 control position, coupled with increased borrowings.

Cash flows generated by operations were a negative $1,178,914 for the year ended December 31, 2003, a negative $32,069 for the year ended December 31,2002,and a negative $186,634 for the year ended December 31, 2001.

Cash flows generated by investing activities were a negative $13,951 for the year ended December 31, 2003, $0 for the year ended December 31,2002,and a negative $29,953 for the year ended December 31, 2001. The increase is attributable to the purchase of fixed assets.

Cash flows generated from financing activities was $1,212,051 for the year ended December 31, 2003,and $30,000 for the year ended December 31,2002, and $177,000 for 2001. XRAYMEDIA's financing activities, in 2003 primarily consisted of the sale of XRAYMEDIA's common stock pursuant to private placements.

XRAYMEDIA has funded its cash needs over the periods covered by this Form 10-KSB through the issuance of its common stock for cash, settlement of debt, and outside advances. XRAYMEDIA intends to cover its cash needs over the next twelve months in part through outside advances, but also through the sale of additional shares of its common stock pursuant to a registration statement or an appropriate exemption from registration. However, there is no guarantee that XRAYMEDIA will continue to be able to raise additional funds from the sale of its securities.

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

C. Capital Expenditures

XRAYMEDIA made no significant net capital expenditures on property or equipment  during the years ended December 31, 2003 and 2002. The major planned capital expenditure is further website development. XRAYMEDIA has budgeted $100,000.00 to purchase the additional equipment or programs needed for this development and XRAYMEDIA intends to contract sometime in the near future to complete this work. XRAYMEDIA also plans to raise operating funds by a mixture of debt and stock to provide monies needed for their new projects.

Two years ago, XRAYMEDIA's website had passed its initial test stage on its way to becoming operational to handle the 'real-time' interactive business now expected. The newest developments have resulted in numerous new modifications and will need other changes as we explore the different pathways.

XRAYMEDIA's estimated cash requirements are approximately $1,500,000 annually. The majority of our cash requirements will be used for personnel costs, professional fees, advertising, and further website development. These should be offset to some extent from revenue cash flow. The company will continue its earlier practice of settling some debt for shares.

Page - 17

D. Income Tax Expense (Benefit)

XRAYMEDIA has net operating loss carry forwards of approximately $8,700,000.00 which will expire from 2013 to 2023. All available losses may not be utilized unless matching profits are earned.

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

Revenue Recognition
Revenue is recognized when the earning process is complete and the risk and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon the delivery of the media to our customer. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin 101

Transactions that involve the exchange of goods or services for other goods or services are accounted for in accordance with APB 29 and the interpretations contained in EITF 93-11 and EITF 99-17. Accordingly, the Company generally records exchanges at the carrying value of the goods or services exchanged, which is typically zero, as the fair values of the goods or services exchanged lack readily determinable fair values within reasonable limits as the Company has no history of receiving cash in similar transactions, and therefore the earnings process has not been completed. The transactions involve barter as described further in Note K.

Research and Development
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

G.. Going Concern

XRAYMEDIA has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management plans in regards to theses matters is to grow through business combinations rather then to seek immediate, short-term earnings. However, in order to support existing operations and to fund proposed acquisitions, additional bank, private and/or equity financing must be obtained. Additionally, XRAYMEDIA plans to increase its sales through its website, www.xraymedia.com.

Additionally, due to the website launch delays and unexpected expenditures on internal development of replacement auction software it was necessary for management to arrange advances to XRAYMEDIA.

Page - 18

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

REPORT ON AUDIT OF FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003 AND 2002
AND PERIOD ENDED MARCH 1, 1994
(INCEPTION OF THE DEVELOPMENT STAGE)
TO DECEMBER 31, 2003

Page - 19

CONTENTS

Independent Auditors' Report

FINANCIAL STATEMENTS

Balance Sheets

Statements of Operations and Accumulated Deficit

Statements of Stockholders' Equity

Statements of Cash Flows

Notes to Financial Statements

Page - 20

INDEPENDENT AUDITORS' REPORT

March 2, 2004
Board of Directors
Xraymedia, Inc.
(A Company in the Development Stage)
Vancouver, B.C., Canada

We have audited the accompanying balance sheets of Xraymedia, Inc. (A Company in the Development Stage) (Company), as of December 31, 2003 and 2002 and the related statements of operations and accumulated deficit, and of cash flows for the years ended December 31, 2003, 2002, 2001, and for the period March 31, 1994 (inception of development stage)to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xraymedia, Inc. (A Company in the Development Stage) as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years ended December 31, 2003, 2002, 2001, and the period March 1, 1994 (Date of Inception of Development Stage) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Page - 21

Board of Directors
Xraymedia, Inc..
(A Company in the Development Stage)
Vancouver, B.C., Canada

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company suffered recurring losses from operations that raised substantial doubt about its ability to continue as a going concern. Management plans in regards to these matters are also described in Note I. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                  /s/ Bedinger & Company
Bedinger & Company
                                   Certified Public Accountants
                                   Concord, California

Page - 22

XRAYMEDIA, INC.
(FORMERLY XRAYMEDIA.COM, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

ASSETS	December 31
	2003	2002
CURRENT ASSETS

Cash and cash equivalents	$19,652	$466

TOTAL CURRENT ASSETS	19,652	466

FIXED ASSETS

Furniture and equipment (Note B)
Cost.	303,562	289,611
Accumulated amortization.	(202,511)	(143,893)

Net	101,051	145,718

Software License (Note B)
Cost.	25,000	25,000
Accumulated amortization	(16,666)	(8,333)

Net	8,334	16,667

	109,385	162,385

OTHER ASSETS

Security deposit.	1,266	12,941

TOTAL ASSETS	$130,303	$175,792

CURRENT LIABILITIES

Accounts payable and Accrued expenses (Note C)	$982,656	$809,964
Advances	26,565	26,565
Advance from related party (Note D)	652,036	680,540

TOTAL CURRENT LIABILITIES	1,661,257	1,517,069

TOTAL LIABILITIES	1,661,257	1,517,069

STOCKHOLDERS' EQUITY <DEFICIT>(Note F)

Convertible Preferred Stock, par value $.001; 1,000,000
shares authorized; 0 issued and outstanding at December 31, 2003 and 2002.	0	-

Common Stock, par value $.001; 250,000,000 shares authorized; issued and outstanding 98,935,500 and.
83,130,778 at December 31, 2003 and 2002, respectively.	98,936	83,131

Additional paid in capital	7,339,556	6,021,905
Common shares subscribed	489,600	0
Deficit at inception date	(746,875)	(746,875)
Accumulated deficit during the development stage	(8,682,076)	(6,669,343)
Common stock note receivable	(30,095)	(30,095)

TOTAL STOCKHOLDERS' EQUITY <DEFICIT>.	(1,530,954)	(1,341,277)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY <DEFICIT>.	$130,303	$175,792

Page - 23

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
YEAR ENDED DECEMBER 31, 2003, 2002 AND 2001
THE PERIOD MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE) TO DECEMBER 31, 2003

				March 1, 1994
				(inception of
				development stage) to
	Year Ended December 31,			December 31,2003
	2003	2002	2001	(as restated)

REVENUE	$303	$431	$0	$45,719

COSTS AND EXPENSES

Personnel Costs	84,000	84,000	92,838	688,871
Compensation expense	400,000	801,000	712,300	2,570,000
Occupancy costs	82,856	72,559	61,024	370,477
Professional fees	270,658	167,919	239,189	1,288,002
Computer Costs	-	-	-	94,840
Media Advertising	278,318	-	-	278,318
Marketing	128,297	29,692	19,284	237,499
Travel	120,690	33,971	37,297	332,175
Consulting	87,162	75,250	78,337	430,476
Bank charges	4,488	781	810	11,604
Office supplies	81,870	49,732	57,713	295,358
Communication.	23,404	24,745	22,012	152,377
Insurance.	697	-	6,984	77,786
Miscellaneous	(20)	2,082	4,541	24,148
Transfer fees	6,225	2,539	2,834	22,509
Depreciation and amortization.	66,951	66,333	57,427	238,388
Bad debt expense.	-	943	-	6,343
Research and Development.	219,479	220,668	135,080	654,319
Investor relations	151,794	8,804	30,228	251,389

TOTAL OPERATING EXPENSES	2,006,869	1,641,018	1,557,898	8,024,879

OTHER INCOME<LOSS>
Dissolution of Corp Reports	-	-	-	(503,507)
Other (Note H)	-	-	-	(138,774)

	-	-	-	(642,281)

OTHER EXPENSES
Interest and penalties	-	22,809	-	22,809
Other interest	6,167	16,521	13,302	37,826

	6,167	39,330	13,302	60,635

NET LOSS	$(2,012,733)	$(1,679,917)	$(1,571,200)	$(8,682,076)

BASIC AND DILUTED
LOSS PER SHARE (NOTE A).	$(0.02)	$(0.02)	$(0.04)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING.	91,598,051	81,689,111	44,497,445

Page - 24

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF STOCKHOLDERS' EQUITY
THE PERIOD MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE) TO DECEMBER 31, 2003

				Existing deficit
	Common Stock		Additional	at inception
	Number of		Paid-in	of development
	Shares	Amount	Capital	stage

BEGINNING BALANCE
at inception of development, March 1, 1994 .	201	$-	$746,875	$(746,875)
Shares issued.	720	1	1,799	-
Net loss for year ending 12/31/94.	-	-	-	-

BALANCES
December 31, 1994	921	1	748,674	(746,875)
Shares issued
Net loss for year ending 12/31/95	-	-	-	-

BALANCES
December 31, 1995	921	1	748,674	(746,875)
Shares issued	90	-	28,500	-
Net loss for year ending 12/31/96	-	-	-	-

BALANCES
December 31, 1996	1,011	1	777,174	(746,875)
Shares issued	14,492	15	258,536	-
Net loss for year ending 12/31/97	-	-	-	-

BALANCES
December 31, 1997	15,503	16	1,035,710	(746,875)
Shares issued	15,275	15	1,237,445	-
Net loss for year ending 12/31/98.	-	-	-	-

BALANCES
December 31, 1998	30,778	31	2,273,155	(746,875)
Shares issued
Shares issued for cash	6,590,000	6,590	207,010	-
Net loss for year ending 12/31/99	-	-	-	-

BALANCES
December 31, 1999	6,620,778	6,621	2,480,165	(746,875)
Shares issued
Shares issued in exchange for
extended business model.	20,000,000	20,000	(20,000)	0
Shares issued in exchange for
services	210,000	210	71,790	0
Shares issued for note	150,000	150	29,850	0
Shares issued for cash	4,050,000	4,050	805,950	0
Shares issued under stock
performance plan	3,300,000	3,300	656,700	0
Net loss for year ending 12/31/00	0	0	0	0

BALANCES
December 31, 2000 (as restated).	34,330,778	34,331	4,024,455	(746,875)
Shares issued
Shares issued for services	5,100,000	5,100	209,900	0
Shares issued for debt	5,900,000	5,900	171,100	0
Shares issued under section 144 -
control position	15,000,000	15,000	510,000	0
Shares issued under stock
performance plan	5,950,000	5,950	202,300	0
Net loss for year ending 12/31/01	0	0	0	0

BALANCES
December 31, 2001	66,280,778	66,281	5,117,755	(746,875)
Shares issued
Shares issued for services	3,000,000	3,000	87,000	0
Shares issued for debt	1,000,000	1,000	29,000	0
Shares issued under section 144 - control position	7,500,000	7,500	517,500	0
Shares issued under stock performance plan	5,350,000	5,350	270,650	0
Net loss for year ending 12/31/02	0	0	0	0

BALANCES
December 31, 2002	83,130,778	83,131	6,021,905	(746,875)
Shares issued
Shares issued for services	500,000	500	182,000
Shares issued for debt
Shares issued under section 144 – control position
Shares issued under stock performance plan	1,000,000	1,000	399,000
Shares issued for cash	14,304,722	14,305	736,651
Shares subscribed			489,600

Net loss for year ending 12/31/03.

BALANCES
December 31, 2003	98,935,500	$98,936	$7,829,156	$(746,875)

Page - 25

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
THE PERIOD MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE) TO DECEMBER 31, 2003

	Deficit
	Accumulated		Total
	During		Stockholder's
	Development	Note	Equity
	stage	Receivable	Deficit
BEGINNING BALANCE
at inception of development, March 1, 1994	$-	$-	$-
Shares issued	-	-	1,800
Net loss for year ending 12/31/94.	(1,800)	-	(1,800)

BALANCES
December 31, 1994	(1,800)	-	-
Shares issued
Net loss for year ending 12/31/95	-	-	-

BALANCES
December 31, 1995	(1,800)	-	-
Shares issued	-	-	28,500
Net loss for year ending 12/31/96	(50,165)	-	(50,165)

BALANCES
December 31, 1996	(51,965)	-	(21,665)
Shares issued.	-	-	258,551
Net loss for year ending 12/31/97	(174,022)	-	(174,022)

BALANCES
December 31, 1997	(225,987)	-	62,864
Shares issued	-	-	1,237,460
Net loss for year ending 12/31/98	(1,315,249)	-	(1,315,249)

BALANCES
December 31, 1998.	(1,541,236)	-	(14,925)
Shares issued
Shares issued for cash	-	-	213,600
Net loss for year ending 12/31/99	(205,851)	-	(205,851)

BALANCES
December 31, 1999	(1,747,087)	-	(7,176)
Shares issued
Shares issued in exchange for extended
business model.	0	0	-
Shares issued in exchange for services	0	0	72,000
Shares issued for note	0	(30,095)	(95)
Shares issued for cash	0	0	810,000
Shares issued under stock performance plan	0	0	660,000
Net loss for year ending 12/31/00	(1,671,139)	0	(1,671,139)

BALANCES
December 31, 2000 (as restated).	(3,418,226)	(30,095)	(136,410)
Shares issued
Shares issued for services	0	0	215,000
Shares issued for debt	0	0	177,000
Shares issued under section 144 - control position	0	0	525,000
Shares issued under stock performance plan	0	0	208,250
Net loss for year ending 12/31/01	(1,571,200)	0	(1,571,200)

BALANCES
December 31, 2001	(4,989,426)	(30,095)	(582,360)
Shares issued
Shares issued for services	0	0	90,000
Shares issued for debt	0	0	30,000
Shares issued under section 144 - control position	0	0	525,000
Shares issued under stock performance plan	0	0	276,000
Net loss for year ending 12/31/02	(1,679,917)	0	(1,679,917)

BALANCES
December 31, 2002	(6,669,343)	(30,095)	(1,341,277)
Shares issued
Shares issued for services	0	0	182,500
Shares issued under stock performance plan	0	0	400,000
Shares issued for cash	0	0	750,956
Shares subscribed	0	0	489,600
Net loss for year ending 12/31/03.	(2,012,733)	-	(2,012,733)

BALANCES
December 31, 2003	$(8,682,076)	$(30,095)	$(1,530,954)

Page - 26

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2003, 2002 AND 2001
THE PERIOD MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE) TO DECEMBER 31, 2003

				March 1, 1994
				(inception of
				development stage) to
	Year Ended December 31			December 31, 2003
	2003	2002	2001	(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,012,733)	$(1,679,917)	$(1,571,200)	$(8,682,076)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	58,618	58,000	57,427	221,722
Amortization	8,333	8,333		16,666
Shares issued in exchange for services
charged to Professional fees	182,500			254,500
Shares issued for stock performance plan	400,000	276,000	208,250	1,544,250
Shares issued under section 144-control position		525,000	525,000	1,050,000
Shares issued for services		90,000	215,000	305,000
Abandonment of furniture & equipment				30,809
Bad debt expense		943		6,343
Write-off of goodwill				464,831
CHANGES IN CURRENT ASSETS				-
AND CURRENT LIABILITIES:				-
<Increase> decrease in current assets:				-

Prepaids expenses	-	3,793	(3,793)	-
Accounts receivable	-	-	5,700	(6,343)
Security deposit	11,676	(2,557)		(1,265)
Increase <decrease> in current liabilities:				-
Accrued expenses	88,692	195,033	133,472	570,459
Accrued wages payable	84,000	84,000	83,850	253,850
Advances from related parties		409,303	159,660	865,452

NET CASH USED FOR OPERATING ACTIVITIES	(1,178,914)	(32,069)	(186,634)	(3,105,802)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	(13,951)	-	(4,953)	(353,582)
Acquisition of software	-		(25,000)	(25,000)
<Purchase> of goodwill			-	(464,831)

NET CASH <USED> FOR INVESTING ACTIVITIES	(13,951)	-	(29,953)	(843,413)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance <repayment> of notes payable	(28,504)	30,000	177,000	1,704,807
Shares issued for note				(95)
Shares subscribed	489,600			489,600
Sale of common stock	750,955			1,774,555

NET CASH PROVIDED BY FINANCING
ACTIVITIES	1,212,051	30,000	177,000	3,968,867

NET INCREASE <DECREASE> IN CASH	19,186	(2,069)	(39,587)	19,652

CASH, beginning of period	466	2,535	42,122	-

CASH, end of period	$19,652	$466	$2,535	$19,652

SUPPLEMENTAL DISCLOSURE:
Penalties and interest	$-	$22,809	$-	$22,809

Other Interest expense	$6,167	$16,521	$13,302	$37,826

Noncash investing and financing activities

Shares issued for debt	$-	$30,000	$177,000
Shares issued for services	182,500	90,000	215,000
Shares issued for stock performance plan	400,000	276,000	208,250
Shares issued under section 144 - control position	0	525,000	525,000
Shares issued in exchange for extended business model	0	0	0
Shares issued in exchange for services	0	0	0

	$582,500	$921,000	$1,125,250

No significant amounts of taxes were paid during the periods shown above.

Page - 27

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

In November 2003, the Company changed its name to XRAYMEDIA, INC. (XRYM) from XRAYMEDIA.COM.

The Company is incorporated in the United States in the state of Minnesota and operates in Vancouver, British Columbia and New York. The Company’s principal business is a general media Internet supersite portal currently under development. The website XRAYMEDIA.com, when completed, will be comprised of a main general media supersite portal that will branch out into three media specific business portals: Buy & Sell Services; Public Relations Services; and Advertising Agency Services (Live Media Marketplace).  The Company intends to sell conventional media advertising space, online advertising, and advertising and public relations services via its internet site. Because the Company is in the development stage, the accompanying financial statements should not be regarded as typical for normal operating periods.

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

b. Basic earnings per share

Basic earnings <loss> per share have been calculated in conformity with Financial Accounting Standards Board Statement No. 128 “Earnings per Share”. The Company has a simple capital structure with no significant potential common shares. Basic earnings <loss> per share is calculated weighted on the average number of common shares outstanding each year.

c. Office furniture and equipment

Office furniture and equipment purchases are capitalized and the cost depreciated over the estimated useful lives of the related assets, generally five to seven years under the straight-line method. Office furniture and equipment abandoned is written off at the time of the abandonment.

d. Issuance of Common Stock

The issuance of common stock for other than cash is recorded by the Company at managements estimate of the fair value of the assets acquired or services rendered.

e. Income taxes

No income taxes were paid or are payable for the years ended December 31, 2003 and 2002.

f. Functional Currency

The financial statements are stated in U.S. dollars, which is the functional currency of the Company.

The Company maintains their financial records in U.S. dollars. If transactions had been recorded in foreign currency (Canadian dollars) and then translated into U.S. dollars using a weighted-average translation rate the difference between that amount and the activities expressed in U.S. dollars is immaterial.

g. Research and Development

All research and development expenses are expensed as incurred. Costs incurred to establish the technological feasibility of the web site is expensed as incurred and included in Research and Development expenses. There are no production costs to capitalize as defined in Statement on Financial Accounting Standards NO.86.

Page - 28

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

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

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No.17 “Intangible Assets.” SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of SFAS No.142 were effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 142 during the first quarter of fiscal 2002, and the adoption of SFAS No.142 had no material impact on the financial reporting and related disclosures.

In August 2001, the FASB issued SFAS No.143, “Accounting for Asset Retirement Obligations,” which is effective for us beginning fiscal 2003. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, with the associated asset retirement costs capitalized as part of the carrying amount of the long-lived assets. We do not expect the adoption of SFAS No. 143 to have a material impact on the financial position or results of operations.

Page - 29

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Principles (Continued)

h. Impact of Accounting Standards

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS N0.144 supersedes FASB Statement No. 121 and parts of APB opinion NO. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions Relating to Extraordinary Items.” However, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment or in a distribution to owners) or is classified as held for sale. SFAS No. 144 addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. We do not expect the adoption of SFAS No. 144 to have a material impact on the financial positions or results of operations.

On April 30, 2002 the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Statement updates, clarifies and simplifies existing accounting pronouncements. Statement 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. The Company does not expect any effect on the financial position or results of operations from the adoption of this statement.

Page - 30

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Principles (Continued)

h. Impact of Accounting Standards

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which nullifies EITF Issue 94-3. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred in contrast to the date of an entity's commitment to an exit plan, as required by EITF Issue 94-3. We do not expect the adoption of SFAS No. 146 to have a material impact on the financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation” an amendment to SFAS No.123. SFAS No.148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002 for transition guidance and annual disclosure provisions; for financial reports containing financial statements for interim periods beginning after December 15, 2002 for interim disclosure provisions. The adoption of SFAS No. 148 did not have a material impact on the financial position or results of operations.

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

Page - 31

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Principles (Continued)

h. Impact of Accounting Standards

holds a minority equity position. This Interpretation was effective immediately for all VIE’s created after January 31, 2003; for the first fiscal year or interim period beginning after June 15, 2003 for VIE’s in which a Company holds a variable interest that it acquired before February 1, 2003.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS 150 will become effective for financial instruments entered into or modified after May 31, 2003. The Company is in the process of assessing the effect of SFAS 150 and does not expect the implementation of the pronouncement to have a material effect on its financial condition or results of operations.

In December 2003, the FASB issued SFAS 132r, Employers' Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106. SFAS 132r revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans.

In December 2003, the FASB issued SFAS 132r, Employers' Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106. SFAS 132r revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans.

Page - 32

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Principles (Continued)

i. Deferred tax assets

Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109 and consist primarily of net operating loss carry forward amounting to approximately $8,700,000. Because of the uncertainty of utilizing the net operating loss carry forward, the Company has provided a full valuation allowance against the deferred tax asset (See Note G).

j. Reclassification

Certain 2002 and 2001 amounts have been reclassified to conform with 2003 classifications.

k. Advertising

The Company expenses all advertising as incurred. For the years ended December 31, 2003 and 2002, the Company charged to operations $278,318 and $804, respectively. The advertising for 2003 was used in the joint ventures as described further in Note K but included Company information in the advertisement.

l. Accounts Receivable

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.

m. Allowance for Doubtful Accounts

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

n. Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at December 31, 2003, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

o. Revenue Recognition Policy

Revenue is recognized when the earning process is complete and the risk and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon the delivery of the media to our customer. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin 101

Transactions that involve the exchange of goods or services for other goods or services are accounted for in accordance with APB 29 and the interpretations contained in EITF 93-11 and EITF 99-17. Accordingly, the Company generally records exchanges at the carrying value of the goods or services exchanged, which is typically zero, as the fair values of the goods or services exchanged lack readily determinable fair values within reasonable limits as the Company has no history of receiving cash in similar transactions, and therefore the earnings process has not been completed. The transactions involve barter as described further in Note K.

Page - 33

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002,AND 2001

NOTE B - FURNITURE AND EQUIPMENT

Property and equipment at December 31, 2003 and 2002 consisted of:

	2003	2002
Furniture and equipment	$303,562	$289,611
Software License	25,000	25,000
Less: Accumulated depreciation and amortization	(219,177)	(152,226)

Furniture and equipment, net	$109,385	$162,385

Depreciation expense for the year ended December 31, 2003 and 2002 was $58,618 and $58,000, respectively. Amortization expense was $8,333 for each of the years ended December 31, 2003 and 2002, respectively.

NOTE C - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND ADVANCES

Accounts payable and accrued expenses at December 31, 2003 and 2002 consisted of the following categories:

	2003	2002

Accrued Consulting expense	$316,133	$290,889
Accrued Office expense	102,845	113,712
Accrued Professional fees expense	98,646	134,953
Accrued Website/Internet expense	163,568	83,116
Accrued Other expenses	12,614	17,444
Accrued Wages payable	253,850	169,850
Accrued Media advertising	35,000	0

Total Accrued Expenses	$982,656	$809,964

Advances were made by another company for rental expenses incurred during the year ended December 31, 2002 in the amount of $26,565. The advances were extended on open terms.

Page - 34

NOTE D – RELATED PARTY TRANSACTIONS

A shareholder and spouse of the Company President advanced money without interest to the Company in 2003 and 2002 to be used in daily operations. If the interest expense was imputed it would be immaterial to the financial statements taken as a whole and thus is not included. The balances at December 31, 2003 and 2002 were $652,036 and $680,540, respectively. During the years ended December 31, 2002 and 2001, 1,000,000 and 5,900,000 shares were issued to the same related party in consideration of forgiveness of advances, respectively. The shares issued were valued at $0.03 per share for a total amount of $30,000 and $177,000 of debt forgiven for the years ended December 31, 2002 and 2001, respectively. No shares were issued in consideration of forgiveness of advances in 2003.

Year ended December 31,	# of common shares issued	Value of debt forgiven	FMV of stock issued

2002	1,000,000	$30,000	$70,000
2001	5,900,000	$177,000	$325,500

The President charges the Company for his management fees in lieu of an employee salary. Management fees for the years ended December 31, 2003, 2002 and 2001 were $87,162, $75,250 and $69,786, respectively and $314,198 total since inception and are included in consulting in the Statement of Operations and Accumulated Deficit. The Company owed the President $39,607 as of December 31, 2003 for these services which are included in accounts payable on the Balance Sheet.

NOTE E – STOCK PERFORMANCE PLAN

The Board of Directors offers common stock, on a discretionary basis, to certain individuals who have been instrumental in the Company’s continuance. During the years ended December 31, 2003 and 2002 and 2001, 1,000,000, 5,350,000, and 5,950,000 shares were issued of common stock under the stock performance plan, respectively. No shares have been issued to employees through this plan. The shares issued are valued at fair market value at the date of issuance, ranging from $0.03 to $0.40 per share, and are recognized in compensation expense in the Statements of Operations and Accumulated Deficit.

Page - 35

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

NOTE F – EQUITY TRANSACTIONS

In 1999 the Company executed a 1000 for 1 reverse stock split. This stock split has been reflected retroactively in the financial statements and notes thereto.

In February 2000 the Company issued 20,000,000 restricted shares of common stock to its President and Director, Raymond Dabney in exchange for the Extended Business Model. The model was created when the Company changed direction from banner ad placement to media buying and selling. The value assigned to the Extended Business Model has been recorded at $0.00 based on AIN-APB 16, paragraph 39 requiring the valuation be recorded as such for transactions between entities under common control.

During the years ended December 31, 2002 and 2001 stock was issued to related and other parties to whom the Company owed money for debt and services. The stock was issued for values ranging from $0.03 to $0.07 per share for a total relief of debt of $30,000 and $177,000, and $90,000 and $215,000 for services, respectively. During the year ended December 31, 2003 shares were issued to their legal counsel for services and forgiveness of debt. The stock was issued for $.365 per share for a total amount of $182,500 and is recognized as part of professional fees in the Statements of Operations and Accumulated Deficit for the year ended December 31, 2003.

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

During the year ended December 31, 2003 the Company was authorized to increase common shares from 100 million to 250 million shares. Additionally, the Company was approved to add a new class of convertible preferred stock. Convertible Preferred stock shares authorized are 1 million with par value of $0.001 and are convertible to common stock 1 for 100 common shares with all voting rights.

During the year ended December 31, 2003, private placement sales of common stock at prices ranging from $0.025 to $0.125 per share, to accredited investors, were arranged for 14,304,722 shares. Total amount of capital raised through this private placement is $750,956 and is reflected in the Statement of Stockholders’ Equity. Stock issued in 2003, with the exception of stock issued for legal services as described above, is subject Rule 144 restrictions.

During the year ended December 31, 2003 share subscriptions for 4,038,333 shares of common stock were received, ranging from $0.10 to $0.15 per share. Total shares subscribed and paid was $489,600.

Subsequent to December 31, 2003 the Company issued 12,013,333 and 1,000,000 common and convertible preferred stock, respectively, as discussed further in Note O.

NOTE G – NET OPERATING LOSS CARRY FORWARD

The net operating loss carry forward since inception is as follows:

Year	Net Operating Loss	Valuation Allowance	Year of Expiration

2003	$2,012,733	$805,093	2023
2002	1,679,917	671,967	2022
2001	1,571,200	628,480	2021
2000	1,671,139	668,456	2020
1999	205,851	82,340	2019
1994-1998	1,541,236	616,494	2014-2018

	$8,682,076	3,472,830

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance for the full amount of the net deferred tax asset, using an anticipated income tax rate of 40%, was recorded each year because of uncertainties as to the amount of taxable income that would be generated in future years.

Page - 36

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

NOTE H – AMENDMENT TO ARTICLE IV OF THE ARTICLES OF INCORPORATION

In November 2003, the shareholders approved an amendment to the Articles of Incorporation to increase the authorized capital of the Company from 100 million shares of Common Stock, par value $.001 to 250 million shares of Common Stock, par value $.001.

The shareholders also authorized an amendment to add a new class of stock: 1,000,000 shares of Convertible Preferred Stock, par value $.001 with a conversion rate of 1 share of Convertible Preferred Stock for 100 shares of Common Stock, with all voting rights converted at the same rate.

NOTE I – GOING CONCERN

The Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. However, the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has been in the development stage since March 1, 1994. It is the Company’s intention to grow through generating sales. However, in order to support existing operations, the Company plans to seek additional financing, form strategic partnerships to generate revenue, and acquire additional shareholder capital. The ability to achieve these objectives raises substantial doubt about the company’s ability to continue as a going concern.

NOTE J – CORRECTION OF ERROR

During the fiscal year ended December 31, 2000, the Company fully expensed certain computer expenditures as website/internet developmental costs. During the year 2001 it was discovered that the equipment was being used in daily operations and a retroactive adjustment was made to accumulated depreciation, accumulated deficit and fixed assets. The adjustments increased fixed assets by $217,000, accumulated depreciation increased by $21,700 and the accumulated deficit was decreased by $195,300

Page - 37

NOTE K – JOINT VENTURES

In 2003, the Company signed five Joint Venture agreements to generate advertising revenue. Two were through the sale of advertising and related media services through the Live Media Marketplace, which is further described in Note A. The other three are based on the Company purchasing advertising for their respective products. Each of the agreements provides for a sharing of the net revenue generated as a result of the media advertising between the joint venture partners, as described in the table below. The Company does not have equity interest or management rights in any of the joint ventures. Their investment in all of the joint ventures is $0. Joint venture A and B have Company share issuance clauses for reaching certain levels of sales beyond the net revenue sharing agreement.
Joint Venture	Company Investment in Joint Venture	Profit Sharing Percentage	Joint Venture revenue for 2003

A	$0	50%	$0
B	$0	50%	$0
C	$0	20%	$0
D	$0	40%-50%	$0
E	$0`	15%-20%	$0

As of December 31, 2003, no revenue had been generated under any of these agreements and accordingly no net revenue had accrued to the Company. The Company incurred $278,318 in media advertising expenses associated with the joint ventures for which the Company, under the terms of the agreements, will not be reimbursed.

An earlier joint venture, which involved barter, has had no activity since the fourth quarter in 2003 and there are no plans to revive that venture at the present time. All transactions were valued as zero as described further in Note A under the revenue recognition policies.

Page - 38

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGES)
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

NOTE L – COMMITTMENTS

During February 2003 the Company signed a three-year lease agreement for office space in Vancouver, B.C. The term of the lease extends from May 2003 through April 2006. The minimum monthly rent payments are $6,690. Future minimum lease payments are as follows:

2004                $80,280
2005                 80,280
      2006                 26,760
Total               $187,320

Rental expense for the year ended December 31, 2003 amounted to $78,273.

NOTE M – STATUTORY VIOLATION

At December 31, 2003 the Company had not remitted payroll taxes for employee withholdings and Company related payroll tax expenses of approximately $9,600, which was accrued as an account payable at year end. Subsequent to year end the full amount was remitted to the Canada Customs and Revenue Agency (CCRA).

During the year ended December 31, 2002 the Company did not remit required payroll taxes for employee withholdings and Company related payroll tax expenses. These withholdings and expenses were accrued as an account payable at year-end in the amount of $47,540, including violation penalties and interest in the amount of $22,809.

The CCRA assessed a tax lien against the Company during the year ended December 31, 2003 for the unpaid payroll taxes accrued through December 31, 2002. The total amount owing CCRA at December 31, 2003 with regard to the lien is approximately $19,000. Management has arranged a payment plan with the CCRA to pay the remainder off by mid-2004. The Company has agreed to a payment plan of approximately $3,800 per month.

Page - 39

NOTE N – THREATENED LITIGATION

Due to the on-going negative cash flow the Company has been unable to pay certain vendors for services. Certain items have been forwarded to collection agencies and legal action has been threatened. No additional liability has been accrued beyond the original amount payable.

NOTE O – SUBSEQUENT EVENTS (UNAUDITED)

Subsequent to year end the Company issued 11,613,333 and 1,000,000 shares of common and convertible preferred stock, respectively.  The common shares were issued for the following reasons; 1,969,773 shares issued for Stock Performance Plan ranging from $.11 to $.20 totaling $257,175; 1,250,000 shares issued for accrued wages payable in the amount of $137,500; 1,480,227 shares issued for forgiveness of debt in accounts payable in the amount of $162,825; 4,038,333 shares subscribed in 2003 issued in 2004; and 2,875,000 shares issued for cash.  Of the 6,913,333 private placement shares issued subsequent to year end, approximately 5,000,000 were sold as “units” with one year warrants attached.

All 1 million authorized shares of Convertible Preferred stock were issued to Ray Dabney, President in February 2004.  These shares if converted would be equal to 100 million common shares of stock with all voting rights.

The authorized common shares of 250 million have restrictions place on issuance by the following:

       a)  Unconverted Preferred shares                100,000,000
       b)  Unexpired Warrants                                     5,000,000

Total shares available for issuance at March 2, 2004 is 34,451,167.

Page - 40

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

THE COMPANY HAS HAD NO CHANGES IN OR DISAGREEMENTS WITH ITS ACCOUNTANTS IN ITS THREE MOST RECENT FISCAL YEARS OR ANY LATER INTERIM PERIOD.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

XRAYMEDIA'S DIRECTORS HOLD OFFICE UNTIL THE ANNUAL MEETING OF SHAREHOLDERS NEXT HELD AFTER THEIR ELECTION. THE OFFICERS AND DIRECTORS OF XRAYMEDIA AS OF MARCH 01, 2004 ARE AS FOLLOWS:

--------------------------------------------------------------------------------------------------
NAME             AGE     POSITION
--------------------------------------------------------------------------------------------------
RAYMOND DABNEY       39     PRESIDENT, CHIEF EXECUTIVE
                        OFFICER AND DIRECTOR
--------------------------------------------------------------------------------------------------
MEIR KAHTAN         46     DIRECTOR
-------------------------------------------------------------------------------------------------
GORD WOODWARD        44     DIRECTOR
-------------------------------------------------------------------------------------------------

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

GORD WOODWARD, WAS APPOINTED VICE PRESIDENT, CHIEF INFORMATION OFFICER AND A DIRECTOR OF XRAYMEDIA ON FEBRUARY 11, 2000. MR. WOODWARD BRINGS A BREADTH OF EXPERIENCE IN RUNNING COMMUNICATION AND DEVELOPMENT COMPANIES IN BOTH THE PUBLIC AND PRIVATE SECTORS, INCLUDING MANY YEARS OF EXPERIENCE IN AN EXECUTIVE MANAGEMENT POSITION WITH THOMPSON NEWSPAPER GROUP. MR. WOODWARD HAS A DEGREE FROM B.C.
INSTITUTE OF TECHNOLOGY. FROM 1994 TO PRESENT HE HAS BEEN THE FOUNDER AND  PRESIDENT OF ENLIGHTENING COMMUNICATIONS, A COMPANY HANDLING A RANGE OF MEDIA   SERVICES. FROM 1994 TO 1998 MR. WOODWARD WAS A CONSULTANT FOR ISLAND PUBLISHERS NEWSPAPERS AND FROM 1987 TO 1994 HE WAS THE MANAGING EDITOR FOR THOMPSON NEWSPAPERS, ISLAND PUBLISHERS, AND WESTPRES PUBLICATIONS.

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

SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION			LONGTERM COMPENSATION
NAME AND					RESTRICTED
PRINCIPAL	YEAR	SALARY	BONUS	OTHER ANNUAL	STOCK
POSITION	($)	($)	COMPENSATION	AWARD	(S)

RAYMOND DABNEY	1999	10,000	0	0	0
PRESIDENT, CEO	2000	72,000	0	0	20,000,000(1)
AND DIRECTOR	2001	69,786	0	$525,000	15,000,000(2)
	2002	75,250	0	$525,000	7,500,000(3)
	2003	87,162	0	0	0

MEIR KAHTAN	1999	0	0	0	0
DIRECTOR	2000	50,622	0	0	0
	2001	68,348	0	0	0
	2002	60,000	0	0	0
	2003	60,000	0	0	0

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

SALARIES ARE PRIMARILY ON AN ACCRUAL RATHER THAN CASH BASIS.

COMPENSATION OF DIRECTORS

THERE IS NO PLAN IN PLACE AT THIS TIME FOR XRAYMEDIA'S DIRECTORS TO BE COMPENSATED, FOR SERVICES RENDERED IN THIS CAPACITY.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

THE FOLLOWING TABLE SETS FORTH CERTAIN INFORMATION REGARDING THE BENEFICIAL OWNERSHIP OF THE STOCK OF XRAYMEDIA AS OF MARCH 02, 2004, BY EACH SHAREHOLDER WHO IS KNOWN BY XRAYMEDIA TO BENEFICIALLY OWN MORE THAN 5% OF THE OUTSTANDING COMMON STOCK, BY EACH DIRECTOR, AND BY ALL EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP.

			Percent of Class
Title of Class Beneficial Owner	Name and Address of Beneficial Ownership	Amount and Nature of Stockholdings	Common	Preferred
(a) Common Stock	Raymond Dabney	47,785,000	43.2%	0
	555 West Hastings Street,
	Suite 1560
(b) Preferred Stock	Vancouver, B.C., Canada	1,000,000	0	100%
	V6B 4N6

(a) Common Stock	Gord Woodward	1,000,000	0.9%	0
	555 West Hastings
	Suite 1560
(b) Preferred Stock	Vancouver, B.C., Canada	0	0	0
	V6B 4N6

(a) Common Stock	Meir Kahtan	2,750,000	3.0%	0
	555 West Hastings Street,
	Suite 1560
(b) Preferred Stock	Vancouver, B.C., Canada	0	0	0
	V6B 4N6

(a) Common Stock	All Executive Officers	51,535,000	46.6%	0
	and Directors as a Group
	(3 people)
(b) Preferred Stocks		1,000,000	0	100%
*NOTE: SUBSEQUENT TO DECEMBER 31, 2003, 1,000,000 PREFERRED SHARES WERE ISSUED TO MR. DABNEY AND 1,000,000 COMMON SHARES WERE ISSUED EACH TO MR.WOODWARD AND MR. KAHTAN.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ON JULY, 29, 1999, XRAYMEDIA ENTERED INTO AN AGREEMENT WITH LAURIER LIMITED WHEREBY XRAYMEDIA GAINED EXCLUSIVE RIGHTS TO ITS AUCTION AND AD SERVING SOFTWARE FROM LAURIER LIMITED, IN EXCHANGE FOR 10,000,000 RESTRICTED SHARES OF XRAYMEDIA'S COMMON STOCK VALUED AT $9,000.00

Page - 41

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

Page - 42

SIGNATURES

IN ACCORDANCE WITH SECTION 12 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT CAUSED THIS FORM 10-KSB TO BE SIGNED ON ITS BEHALF BY
THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, THIS 20TH DAY OF MARCH, 2004.

XRAYMEDIA INC.

/S/ RAYMOND DABNEY
NAME: RAYMOND DABNEY
TITLE: PRESIDENT, CEO AND DIRECTOR

IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                SIGNATURE                 TITLE                 DATE

        /S/ RAYMOND DABNEY             PRESIDENT AND DIRECTOR         MARCH 20, 2004.
        RAYMOND DABNEY

Page - 43

EXHIBIT 31

Page - 44

CERTIFICATION

I, Raymond Dabney, President of XRAYMEDIA, Inc. certify that:

  I have reviewed this annual report on Form 10-K of XRAYMEDIA, Inc;
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
  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;
a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectives of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation in internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2004               Signature: /s/Raymond C. Dabney
                                     Raymond C. Dabney

Page - 45

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

Page - 46

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

Page - 47

MATERIAL CONTRACTS

EXHIBIT
NO.                 PAGE NO.             DESCRIPTION

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

Page - 48

CONSENT OF INDEPENDENT AUDITOR

EXHIBIT 23

Page - 49

BEDINGER & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS
1200 CONCORD AVE, SUITE 250
CALIFORNIA

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

BEDINGER & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS
1200 CONCORD AVE, SUITE 250
CALIFORNIA

MARCH 20, 2004

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

WE HEREBY CONSENT TO USE IN THIS FORM 10 - SB/A-2 OF OUR REPORT DATED MARCH 20, 2004, RELATING TO THE FINANCIAL STATEMENTS OF XRAYMEDIA.COM FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001.

/S/BEDINGER & COMPANY
BEDINGER & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS

Page - 50