Form 10KSB/A
period 2003-12-31
XRAYMEDIA COM INC
filed 2004-04-07
CIK 1097068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

THIS AMENDED FILING IS BEING MADE TO INCLUDE PREVIOUSLY OMITED DOCUMENTS OFFICER CERTIFICATIONS. IN ACCORDANCE WITH THE SARBANES-OXLEY ACT THIS FILING IS BEING MADE TO INCLUDE THE CERTIFICATIONS. THE REMAINDER OF THE DOCUMENT IN WHOLE REMAINS UNCHANGED.

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

                SIGNATURE                 TITLE                 DATE

        /S/ RAYMOND DABNEY             PRESIDENT AND DIRECTOR         MARCH 20, 2004.
        RAYMOND DABNEY

Page - 43

EXHIBIT 31

Page - 44

CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Raymond Dabney, Chief Executive Officer of XRAYMEDIA, Inc. certify that:

  I have reviewed this annual report on Form 10-KSB of  XRAYMEDIA, Inc;
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

Date: March 20, 2004               Signature: /s/Raymond C. Dabney
                                     Raymond C. Dabney
 Chief Executive Officer

Page - 45

CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Raymond Dabney,  Chief Financial Officer  of XRAYMEDIA, Inc. certify that:

  I have reviewed this annual report on Form 10-KSB of  XRAYMEDIA, Inc;
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
 Chief Financial Officer

Page - 46

EXHIBIT 32

Page - 47

CERTIFICATION PURSUANT TO 18 U.S.C.
SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of XrayMedia, Inc. on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Raymond Dabney, President and Chief Executive Officer of XrayMedia, Inc and a member of the Board of Directors, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

Date: March 20, 2004               Signature: /s/Raymond C. Dabney
                                     Raymond C. Dabney
                                Chief Executive Officer

Page - 48

CERTIFICATION PURSUANT TO 18 U.S.C.
SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of XrayMedia, Inc. on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Raymond Dabney, President and Chief Financial Officer of XrayMedia, Inc and a member of the Board of Directors, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

Date: March 20, 2004               Signature: /s/Raymond C. Dabney
                                     Raymond C. Dabney
                                Chief Financial Officer

Page - 49

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

Page - 50

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

Page - 51

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

Page - 52

CONSENT OF INDEPENDENT AUDITOR

EXHIBIT 23

Page - 53

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

Page - 54