Form 10QSB
period 2004-03-31
XRAYMEDIA COM INC
filed 2004-05-19
CIK 1097068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

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

Yes [X]     No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB [X].

The issuer's total revenues for the quarter ended March 31, 2004, were $1,588.

On March 31, 2004, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 140,682,167. On March 31, 2004 and May 17, 2004, the number of shares outstanding of the registrants Preferred Stock, $0.001 par value (non-voting), was 1,000,000. The Company’s President, Raymond Dabney, holds 100% of these shares.

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

ITEM 1.  FINANCIAL STATEMENTS

As used herein, the term “Company” refers to XRAYMEDIA, INC., a Minnesota Corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended MARCH 31, 2004 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attched hereto as Pages F – 1 through F – 9 and are incorporated herein by this reference.

(THIS SPACE LEFT BLANK INTENTIONALLY)

XRAYMEDIA, INC.
(FORMERLY XRAYMEDIA.COM, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
BALANCE SHEETS (UNAUDITED)
MARCH 31, 2004

MARCH 31
2004
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$139,563
Accounts receivable	-
Prepaid expenses	343,000
TOTAL CURRENT ASSETS	482,563

FIXED ASSETS

Furniture and equipment (Note B)
Cost.	323,558
Accumulated amortization.	(218,689)

Net	104,869

Software License (Note B)
Cost.	25,000
Accumulated amortization	(18,748)

Net	6,252

TOTAL FIXED ASSETS	111,121

OTHER ASSETS

Security deposit.	2,590
Patents, copyright, domain protection - in progress	924,000

TOTAL OTHER ASSETS	926,590
TOTAL ASSETS	$1,520,274

CURRENT LIABILITIES

Accounts payable and Accrued expenses (Note C)	$756,069
Advances	26,565
Advance from related party ( Note D)	614,520

TOTAL CURRENT LIABILITIES	1,397,154

TOTAL LIABILITIES	1,397,154

STOCKHOLDERS' EQUITY <DEFICIT>(Note F)

Convertible Preferred Stock, par value $.001; 1,000,000	1,000
shares authorized; 1,000,000 issued and outstanding at March 31, 2004	-
Additional paid in capital	-
Common Stock, par value $.001; 250,000,000 shares authorized; issued and outstanding 140,682,167 March 31, 2004	140,683

Additional paid in capital	19,515,659
Common shares subscribed	10,000
Deficit at inception date	(746,875)
Accumulated deficit during the development stage	(18,767,252)
Common stock note receivable	(30,095)

TOTAL STOCKHOLDERS' EQUITY <DEFICIT>	123,120

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY <DEFICIT>	$1,520,274

Page - 23

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004, 2003, AND
THE PERIOD MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE) TO MARCH 31, 2004

				March 1, 1994
				(inception of
				development stage) to
	Three Months Ended March 31,			March 31, 2004
	2004		2003	(as restated)

REVENUE	$1,588	$		$47,307

COSTS AND EXPENSES

Personnel Costs	21,000		21,000	709,871
Compensation expense	9,432,425		-	12,002,425
Occupancy costs	22,380		17,471	392,857
Professional fees	64,957		18,000	1,352,959
Computer Costs	-		-	94,840
Media advertising	76,759		-	355,077
Marketing	23,997		11,860	261,496
Travel & promotion	39,439		8,499	371,614
Consulting	22,727		20,000	453,203
Bank charges	1,271		285	12,875
Office supplies	24,443		15,535	319,801
Communication.	5,173		3,995	157,550
Insurance.	-		-	77,786
Miscellaneous	2,297		1,673	26,445
Transfer fees	2,308		50	24,817
Depreciation and amortization.	18,260		16,561	256,648
Bad debt expense.	-		-	6,343
Research and Development.	119,973		47,176	774,292
Investor relations	204,507		4,513	455,896

TOTAL OPERATING EXPENSES	10,081,916		186,618	18,106,795

OTHER INCOME<LOSS>
Dissolution of Corp Reports	-		-	(503,507)
Other (Note H)	-		-	(138,774)

	-		-	(642,281)

OTHER EXPENSES
Interest and penalties	1,475		6,312	24,284
Other interest	3,373		10,065	41,199

	4,848		16,377	65,483

NET LOSS	$(10,085,176)		$(202,995)	$(18,767,252)
Accumulated deficit beginning
Accumulated deficit ending

BASIC
LOSS PER SHARE (NOTE A).	$(0.092)		$(0.0025)
FULLY DILUTED LOSS PER SHARE	(0.085)	(0.0025)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING.	110,116,648		83,130,778

Page - 25

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004, 2003, AND
THE PERIOD MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE) TO MARCH 31, 2004

				March 1, 1994
				(inception of
				development stage) to
	Three Months Ended March 31,			March 31, 2004
	2004	2003		(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,085,176)	$(202,995)		$(18,767,252)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	16,178	14,480		237,900
Amortization	2,082	2,082		18,748
Shares issued in exchange for services
charged to Professional fees	232,825	-		487,325
Shares issued for stock performance plan	332,425			1,876,675
Shares issued under section 144-control position	9,100,000			10,150,000
Shares issued for services	1,523,500			1,828,500
Abandonment of furniture & equipment	-			30,809
Bad debt expense	-			6,343
Write-off of goodwill	-			464,831
CHANGES IN CURRENT ASSETS				-
AND CURRENT LIABILITIES:				-
<Increase> decrease in current assets:				-

Prepaids expenses	(343,000)			(343,000)
Accounts receivable	-			(6,343)
Security deposit	(1,324)	10,849		(2,589)
Increase <decrease> in current liabilities:
Accrued expenses	(226,587)	91,464		597,722
Accrued wages payable
Advances from related parties	(37,516)	95,194		827,936

NET CASH USED FOR OPERATING ACTIVITIES	513,407	11,074		(2,592,395)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	(19,996)	-		(373,578)
Acquisition of software	-			(25,000)
<Purchase> of goodwill	-			(464,831)
Acquisition of patent, copyright, and domain protection	(924,000)	-		(924,000)
NET CASH <USED> FOR INVESTING ACTIVITIES	(943,996)	-		(1,787,409)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance <repayment> of notes payable	-	-		1,704,807
Shares issued for note	-			(95)
Shares subscribed	(479,600)	-		10,000
Sale of common stock	1,030,100	-		2,804,655

NET CASH PROVIDED BY FINANCING
ACTIVITIES	550,500	-		4,519,367

NET INCREASE <DECREASE> IN CASH	119,911	11,074		139,563

CASH, beginning of period	19,652	466		-

CASH, end of period	$139,563	$11,540		$139,563

SUPPLEMENTAL DISCLOSURE:
Penalties and interest	$1,475	$-		$24,248

Other Interest expense	$3,473	$14,273		$41,299

Noncash investing and financing activities

Shares issued for debt	$-	$-	$
Shares issued for services	232,825	-
Shares issued for stock performance plan	332,425	-
Shares issued under section 144 - control position	9,100,000
Shares issued in exchange for extended business model
Shares issued in exchange for services	1,523,500	-

	$11,188,750	$0	$

No significant amounts of taxes were paid during the periods shown above.

Page - 2

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004

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

Basis of Presentation

The unaudited financial statements of Xraymedia, Inc. (the “Company”) as of MARCH 31, 2004 and for the three months ended MARCH 31, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Page - 3

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004

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

b. Basic earnings per share

Basic earnings <loss> per share have been calculated in conformity with Financial Accounting Standards Board Statement No. 128 “Earnings per Share”. The Company has a capital structure that has significant potential common shares. Basic earnings <loss> per share is calculated weighted on the average number of common shares outstanding each year. Diluted earnings per share are calculated as if the convertible preferred shares and warrants have been converted and/or exercised at date of issuance.

c.(1) Office furniture and equipment

Office furniture and equipment purchases are capitalized and the cost depreciated over the estimated useful lives of the related assets, generally five to seven years under the straight-line method. Office furniture and equipment abandoned is written off at the time of the abandonment.

c.(2) Software license

Software license purchases are capitalized and the cost amortized over the estimated useful lives of the related assets, generally three to five years under the straight-line method.

c.(3) Patent, copyright and domain protection

Costs incurred in obtaining protection for that portion of our technology developments, copyrighting special features and securing our internet domain are capitalized and amortized over the estimated useful life of the related assets. A ten year period is deemed reasonable and amortization will commence when the legal work is completed in the second quarter ending June 30, 2004.

d. Issuance of preferred and common stock

The issuance of common stock for other than cash is recorded by the Company at managements estimate of the fair value of the assets acquired or services rendered. The value is discounted for restricted stock for the time that restrictions are placed on the stock.

Page - 4

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004

e. Income taxes

No income taxes are payable for the three months ended March 31, 2004 and 2003. The Company has net operating losses of approximately $18,750,000, which will expire in the 20th year from the date the losses were incurred, i.e. from 2014 to 2024.

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

Page - 5

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004

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

Page - 6

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004

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

Page - 7

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDEDMARCH 31, 2004

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Principles (Continued)

i. Deferred tax assets

Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109 and consist primarily of net operating loss carry forward amounting to approximately $18,750,000. Because of the uncertainty of utilizing the net operating loss carry forward, the Company has provided a full valuation allowance against the deferred tax asset (See Note G).

j. Reclassification

Certain 2003 amounts have been reclassified to conform with 2004 classifications.

k. Advertising

The Company expenses all advertising as incurred. For the quarters ended March 31, 2004 and 2003, the Company charged to operations $76,959 and $0 respectively. The advertising was used in the joint ventures as described further in Note K but included Company information in the advertisement.

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

Page - 8

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004

n. Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at March 31, 2004, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

Page - 9

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2004 AND 2003

NOTE B – PREPAID EXPENSE

Prepaid expenses at March 31, 2004 consisted of:

(a) Legal expenses being incurred in the 2nd quarter of 2004 as it regards assistance with a registration statement to be filed with the SEC:	$35,000.
(b) Investor relations efforts commenced in the first quarter which will carry over into the 2nd and 3rd quarters as regards approaching various venture capitol groups, preparing amended business plans which will meet the requirements of venture capitalists differing needs:	308,000.
The renumeration in both (a) and (b) remains in the form of Section 144 Restricted Stock	$343,000

NOTE C - FURNITURE AND EQUIPMENT

Property and equipment at March 31, 2004 consisted of:

2004
Furniture and equipment	$323,558
Software License	25,000
Less: Accumulated depreciation and amortization	(237,437)

Furniture and equipment, net	$111,121

Depreciation expense for the quarters ended March 31, 2004 and 2003 was $16,178 and $14,479. , respectively. Amortization expense was $2,082 for each of the quarters ended March 31, 2004 and 2003, respectively.

NOTE D – PATENTS, COPYRIGHT AND DOMAIN PROTECTION

Intangible asset protection for the Company’s new technology and interactive internet procedures. Patents, copyrights, and internet domains (in progress) are included together due to overlapping areas:	$924,000.
Amortization (See Note A c.(3))	0.
TOTAL	$924,000.

The renumeration was in the form of Section 144 Restricted Stock.

NOTE E - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND ADVANCES

Accounts payable and accrued expenses at March 31, 2004 consisted of the following categories:

2004

Accrued Consulting expense	$69,568
Accrued Office expense	153,786
Accrued Professional fees expense	107,262
Accrued Website/Internet expense	192,479
Accrued Other expenses	38,729
Accrued Wages payable	137,500
Accrued Media advertising	56,745

Total Accrued Expenses	$756,069

Advances were made by another company for rental expenses incurred during the three months ended December 31, 2002 in the amount of $26,565. The advances were extended on open terms and remain outstanding on March 31, 2004.

Page - 10

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004

NOTE F – RELATED PARTY TRANSACTIONS

A shareholder and spouse of the Company President advanced money on a partially revolving basis without interest to the Company since 2001, to be used in daily operations. If the interest expense was imputed it would be immaterial to the financial statements taken as a whole and thus is not included. Balances of March 31, 2004 show net repayments of $37,516.

During the years ended December 31, 2002 and 2001, 1,000,000 and 5,900,000 shares and as outlined below were issued to the same related party in consideration of forgiveness of advances, respectively. The shares issued were valued at $0.03 per share for a total amount of $30,000 and $177,000 of debt forgiven for the years ended December 31, 2002 and 2001, respectively. No shares were issued in consideration of forgiveness of advances in 2003, nor in the first quarter of 2004.

Year ended December 31,	# of common shares issued	Value of debt forgiven	FMV of stock issued

2002	1,000,000	$30,000	$70,000
2001	5,900,000	$177,000	$325,500

The President charges the Company for his management fees in lieu of an employee salary. Management fees for the quarters ended March 31, 2004 and 2003 were $22,727 and $20,000 respectively and are included in consulting in the Statement of Operations and Accumulated Deficit. The Company owed the President $54,498 as of March 31, 2004 for these services which are included in accounts payable on the Balance Sheet.

NOTE G – STOCK PERFORMANCE PLAN

The Board of Directors offers common stock, on a discretionary basis, to certain individuals who have been instrumental in the Company’s continuance. In the quarter ended March 31, 2004, 3,044,773 restricted Section 144 shares of common stock were issued under the plan and because of the one year restriction, these were priced at $0.07 per share, 70% of the closing price on the day of issuance. This total includes 1,075,000 shares issued in the employee’s names, but delivered in stages. The first, during April was upon completion of the new website. Other releases are planned later in May upon the presentation of the new LMM venue. During the years ended December 31, 2003 and 2002, 1,000,000 shares and 5,350,000 shares were issued of common stock under the stock performance plan, respectively. The shares issued are valued at fair market value at the date of issuance, ranging from $0.03 to $0.40 per share, and were recognized in compensation expense in the Statements of Operations and Accumulated Deficit.

Page - 11

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004

NOTE H – EQUITY TRANSACTIONS

During the last quarter of 2003, at a special general meeting, the shareholders of the Corporation voted and subsequently received regulatory approvals, to amend the authorized capital:

COMMON SHARES (voting) : 250,000,000 shares par value $0.001 per share

CONVERTIBLE PREFERRED SHARES: 1,000,000 shares par value $0.001 per share (non voting) Convertible at the option of the holder to 100 common shares for each preferred share.

The Corporation changed its name by dropping the .com. This change necessitated new stock certificates being issued to existing shareholders and the stock to trade under it’s new name and ticker symbol “XRYM”. When the switchover was completed the existing stock ceased to trade, i.e.; the old shares had to be exchanged for new certificates through the transfer agent.

The Preferred shares are not being called for trading, but as they are convertible to a specific number of Common shares, the value of the Preferred will easily be calculated as a multiplier of the Common.

Stock Transaction - in the first quarter to the date of this report, May 17,2004, are as follows:

Non voting Convertible Preferred Stock: 1,000,000 shares issued at their par value $0.001 per share.

Charged to compensation expense        $9,100,000.
Restricted under Section 144, and recorded at 70% of FMV on the date of issuance. If converted, stock remains covered by the SEC ‘s control position release rules.

Voting Common Stock : Authorized 250,000,000 shares.

A recap of stock transaction as follows:

	# of Shares	Price
a.Cash transactions
Cash subscriptions received by December 31, 2003	4,038,333	$0.10 – 0.15
Cash subscriptions received January to March 2, 2004 (audit date)	2,875,000	0.03 – 0.12
Cash subscriptions received March 3 to March 31, 2004	8,258,334	0.03 – 0.12

Total issued for cash during quarter	15,716,667 =========

b.Non-cash transactions Stock performance plan	3,044,773	0.07
Issued for services past and future	10,330,227	0.07 - 0.11

Issued for patent/domain protection	13,200,000	0.07

Total issued for non-cash transactions	26,575,000 ========
Total common shares issued	41,746,667
Common shares issued to
December 31, 2003	98,935,500
Total common shares issued to
March 31, 2004	140,682,167 =========

c.Future shares issuance is restricted by
Cash subscriptions received
prior to March 31, 2004	100,000	0.10
Cash subscriptions received
subsequent to March 31, 2004	975,000	0.03 – 0.10
Unconverted preferred shares	100,000,000
Unexpired warrants	5,000,000
Other common shares still
available for issuance after
May 17, 2004	3,242,833
	109,317,833

Total authorized common shares	250,000,000 =========

Page - 12

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004

All common stock issued during first quarter of 2004 are restricted under Section 144.

Previous Equity Transactions

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

NOTE I – NET OPERATING LOSS CARRY FORWARD

The net operating loss carry forward since inception is as follows:

Year	Net Operating Loss	Valuation Allowance	Year of Expiration

2004 – First Quarter	$ 10,085,176	$4,034,070	2024
2003	2,012,733	805,093	2023
2002	1,679,917	671,967	2022
2001	1,571,200	628,480	2021
2000	1,671,139	668,456	2020
1999	205,851	82,340	2019
1994-1998	1,541,236	616,494	2014-2018

	$18,767,252	7,506,900

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

Page - 13

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004

NOTE J – GOING CONCERN

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

NOTE K – JOINT VENTURES

In 2003, the Company signed five Joint Venture agreements to generate advertising revenue. Two were through the sale of advertising and related media services through the Live Media Marketplace, which is further described in Note A. The other three are based on the Company purchasing advertising for their respective products. Each of the agreements provides for a sharing of the net revenue generated as a result of the media advertising between the joint venture partners, as described in the table below. The Company does not have equity interest or management rights in any of the joint ventures. Their investment in all of the joint ventures is $0. Joint venture A and B have Company share issuance clauses for reaching certain levels of sales beyond the net revenue sharing agreement. No additional joint venture agreements were signed in the first quarter of 2004.

Joint Venture	Company Investment in Joint Venture	Profit Sharing Percentage	Joint Venture revenue for First Quarter 2004

A	$0	50%	$0
B	$0	50%	$0
C	$0	20%	$0
D*	$0	40%-50%	$0
E*	$0	15%-20%	$1,588

During the quarter ended March 31, 2004, $1,588 in revenues had been generated under the above agreements and incurred $76,759 in media advertising expenses associated with the joint ventures. The Company under the terms of the agreements will not be reimbursed.

Two of the joint ventures (marked with an *) were discontinued by mutual consent during the quarter ended March 31, 2004.

Page - 14

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGES)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004

NOTE L – COMMITTMENTS

During February 2003 the Company signed a three-year lease agreement for office space in Vancouver, B.C. The term of the lease extended from May 2003 through April 2006. The minimum monthly rent payments are $6,690. Future minimum lease payments are as follows:

2004                $60,210
2005                 80,280
      2006                 26,760
Total               $167,250

Rental and other occupancy expenses for the quarter ended March 31, 2004 amounted to $22,380.

NOTE M – STATUTORY VIOLATION

During the year ended December 31, 2002 the Company did not remit required payroll taxes for employee withholdings and Company related payroll tax expenses. These withholdings and expenses were accrued as an account payable at the 2002 year-end in the amount of $47,540, including violation penalties and interest in the amount of $22,809.

In 2003, the Canadian Revenue Agency (now referred to as the CRA) assessed a tax lien against the Company for these unpaid payroll taxes. The total amount owing CRA at March 31, 2004, with regard to the lien is $17,000. Management has arranged a payment plan with the CRA to pay the remainder off by mid-2004. The Company has agreed to a payment plan of approximately $3,800 per month.

NOTE N – THREATENED LITIGATION

Due to the on-going negative cash flow the Company has been unable to pay certain vendors for services. Certain items have been forwarded to collection agencies and legal action has been threatened. No additional liability has been accrued beyond the original amount payable.

NOTE O – SUBSEQUENT EVENTS

Subsequent to March 31, 2004 the Company have received subscriptions for 1,075,000 shares of common stock at prices ranging from $0.03 to $0.10 per share (see also Note F). Also, subsequent to the quarter end, XRAYMEDIA, as the result of an unsolicited sponsorship of a large German brokerage house, has had its shares listed on the Berlin Breman Stock Exchange. No inducements have been offered for this broadening of the base for any interested investors.

Page - 15

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Management Statement:

During the quarter ended March 31, 2004 XRAYMEDIA continued to focus on the release of its new Media SuperPortal web site and the launch of the newest version of the Live Media Marketplace (LMM) web site. XRAYMEDIA's joint venture partnership agreements for the LMM has continued to move forward, XRAYMEDIA has attracted a strong group of business professionals to work with XRAYMEDIA to develop advertising and promotion industry relationships while assisting in the progress of the XRAYMEDIA business model.

The first half of this quarter showed growth for the Company’s infomercial joint ventures, unfortunately the capital expenditures required to maintain the consistent revenue growth necessary to give XRAYMEDIA a profit was beyond the XRAYMEDIA’s financial ability. The Company has dissolved its joint venture agreements with By Doctors Only and By Vets Only. The IHP and Revelation America joint ventures have not been officially severed but the investment activity from XRAYMEDIA has ended for the foreseeable future.

XRAYMEDIA is actively working with corporate trade partners to assist in liquidating the trade inventory from the "Corporate Trade Transactions Fees" received from the use of the LMM web site. Based on Generally Accepted Accounting Principles in the United States, and in accordance with APB 29 and the interpretations contained in EITF 93-11 and EITF 99-17, the Company has made a full valuation reserve on this asset. The Company is negotiating to sell this asset for cash to an unrelated party.

On March 8, 2004, XRAYMEDIA announced the upcoming launch of its new corporate website to be released March 31, 2004, closely followed by the much anticipated release of the newest version of the LMM web site which will launch on May 15, 2004. The corporate website and the LMM web site will both be launched with a fresh new look and feel. Both websites will offer a number of progressive new features, additional user-friendly tools, and powerful upgrades to the existing live media negotiating technology designed to attract the attention of corporate America and the media industry worldwide.

On March 25, 2004, XRAYMEDIA announced the launch of its new Media SuperPortal web site. Following the Media SuperPortal launch closely, the newest version of the LMM web site has been slated for unveiling May 15, 2004. The newest Media SuperPortal outlines the Company’s corporate vision and is home to the technologically advanced LMM. XRAYMEDIA intends to establish its Media SuperPortal as the premier media negotiating website for the general business community and media professionals worldwide. XRAYMEDIA will provide fast, efficient, reliable information, and essential resources in a user-friendly format. The Company’s databases capture details for corporate and consumer targeting, which allows buyers, sellers, and media professionals to develop their businesses in direct response to their market. Part of what makes the Media SuperPortal an exceptional site for media professionals is that the Company is actively developing new technologies from myriad of Traditional Media Services and at the same time simplifying existing processes. XRAYMEDIA believes that there is significant opportunity for cross selling by offering a comprehensive set of advertisting services that encapsulate the full array of on- and off-line media requirements. As well as the on-line services the LMM web site will offer the Traditional Services page of the Media Services sub portal, which contains links to the traditional methods of carrying out Advertising Agency and Public Relations services. To capture the need for a knowledgeable mixed-medium approach - the cohesion and convenience of the Media SuperPortal ensures its relevance to its industry. XRAYMEDIA provides a choice; clients can access services in both virtual- and real-world environments.

On April 12, 2004, XRAYMEDIA announced affirmative progress and plans to preview the newest version of the LMM web site. Prior to the launch, select clients will receive previews of the latest release of the LMM in preparation for increased exposure and usage. Along with the broad media inventory already listed in the LMM, XRAYMEDIA's team of buyers are actively pursuing premium media inventory for the new release covering the main targeted media genres. The genres include television, radio, print, out-of-home, specialty and on-line. The preview will be made available to registered media providers, advertising agencies, corporate buyers, media buyers, and media whole-sellers. The LMM hosts XRAYMEDIA's live Internet negotiating technology, designed to provide the business community with the essential reach and timing needed to secure advertising and promotion inventory in real-time throughout North America as well as Internationally when such media becomes available for its registered users. XRAYMEDIA released its corporate website earlier than anticipated, to rave reviews. The latest Media SuperPortal located at http://www.xraymedia.com/ will house the newest version of the Live Media Marketplace. With a brand-new interface the Media SuperPortal offers all Internet users the opportunity to peruse the Company's expanding repertoire of media services with ease.

Along with LMM new release XRAYMEDIA is planning a broad marketing campaign to cover several targeted areas focusing on media buyers, corporate buyers, advertising agencies, media whole-sellers, television, radio, print, and Internet companies. The marketing program will emphasize several key advantages of the Live Media Marketplace including a substantial and diversified media portfolio. Along with the extensive current media inventory already downloaded on the site, the Company will also emphasize significant potential savings through wholesale pricing and buyer incentive programs.

Page - 16

From January 2003 until now the company began test marketing several versions of the web site to potential customers for actual market penetration and viability studies for the complete XRAYMEDIA business model. XRAYMEDIA has received several types of joint venture opportunities for these economies, but it has chosen to primarily focus on its core live negotiating technology located in the Live Media Marketplace.

Certain potential areas have been addressed, including the corporate trade modules, infomercial joint ventures, and the "XR2 System". The XR2 system, focuses on creating jobs & Agency Branches. The infomercial test market had been accomplished through three specific joint venture partnership agreements with companies that have identified infomercial products. Its penetration into the infomercial sector of the media industry has proven valuable for future its clients looking to purchase advertising for their infomercial products through the LMM. The corporate trade modules, as previously mentioned, helped the Company earn trade inventory, which they are now attempting to liquidate.

The Live Media Marketplace test-marketing program will commence once both sites have been launched and will be the focus for the remainder of the year. This will be a multi-market penetration test and is going to target all small to medium sized businesses (defined as companies spending $10,000 to $1,000,000 per year in advertising) looking to purchase advertising opportunities for their products and services strictly on a cash basis. The test marketing study will be conducted using several coinciding market penetration models for achieving a maximum number of registered cash buyers in the system. This test will be conducted for cash buyers only, allowing XRAYMEDIA to monitor the compounded strength of several individual cash buyers harnessed through a single point of purchase. The largest test-marketing program will be for the newest version of the Live Media Marketplace, alongside the launch of a new XRAYMEDIA corporate website in 2004.

PLAN OF OPERATIONS;

XRAYMEDIA's plan of operations for the remainder of the year 2004 will consist of continuing to build on its revenue stream through increased transactions in the Live Media Marketplace through the new release and marketing program announced for the Live Media Marketplace, as well as liquidating inventory for additional revenue and assets on the balance sheet. The trade inventory obtained by the company through corporate trade transactions can also be converted to cash or used for acquiring additional media inventory for its clients. During the remainder of this fiscal year, we intend to show how this plan will translate into strong cash flow for the Company. Going forward we will continue to focus on the three areas that we feel will add significantly to shareholder value: transactional business flow, cash flow, and liquid asset accumulation.

A. Results of Operations

The numbers used in this analysis are those contained in the comparative financial statements that follow. These reflect the changes of previous periods to reflect the current method of presentation.

Sales

Revenues for the first quarter of 2004 were $1,588 and $0 for the same quarter in 2003.

Losses

Net losses for the quarter ended March 31, 2004, increased to $10,085,176 over the same period in 2003 of only $202,995, an increase of approximately 4900% ($9,882,181).

The increase in losses was attributable to a combination of six items, they are - increase in (1) compensation expense (2) professional fees (3) media advertising (4) travel (5) research and development (6) investor relations. The increases are the result of efforts by the Company to maximize the public’s perception of XRAYMEDIA‘s expanded corporate website and the newest version of LMM – due for release May 15,2004 and the preferred shares issued to the Company President during the quarter.

XRAYMEDIA expects to continue to incur losses at least through fiscal year 2004 and there can be no assurance that XRAYMEDIA will achieve or maintain profitability from revenues that may be generated or that growth can be sustained in the future.

Page - 17

Expenses

Selling, general and administrative expenses for the quarter ended March 31, 2004, increased to $9,961,943 from $139,442 for the quarter ended March 31, 2003. The disproportionate increase was primarily the inclusion of $9,100,000 in Section 144 control position expenses, along with $332,425 in stock performance plan, both amounts charged to compensation expense. Without the inclusion of these two non-cash items, this category would be reduced to $530,518. The large increase in selling general and administrative expenses, exclusive of those non-cash activities, were the result of the various measures implemented by Company management to move the company into new areas. Depreciation and amortization expenses for the quarters ended March 31, 2004 and March 31, 2003 were $18,260 and $16,561 respectively.

Research and Development expenses were $119,973 in 2004 and $47,176 in 2003. The company has spent more heavily in 2004 to expedite the development and spring launch of its Media Service Portal of the Live Media Marketplace.

B. Liquidity and Capital Resources

The increase in cash flows for the quarter ended March 31, 2004 are primarily attributable to an increase in the expense categories: media advertising, travel, marketing, professional fees, supplies and investor relations.

Cash flows generated by operations were $513,407 for the quarter ended March 31, 2004, and $11,074 for the quarter ended March 31, 2003.

Cash flows generated by investing activities were a negative $943,996 for the quarter ended March 31, 2004 and $0 for the quarter ended March 31, 2003. The substantial increase is attributable to the payment, in restricted shares, for protection of patents, copyrights and domain.

Cash flows generated from financing activities was $550,500 for the quarter ended March 31, 2004 and $0 for the quarter ended March 31, 2003. XRAYMEDIA's financing activities, in the quarter primarily consisted of the sale of XRAYMEDIA's common stock pursuant to private placements.

XRAYMEDIA has funded its cash needs over the period covered by this Form 10-QSB through the issuance of its common stock for cash, and for services. XRAYMEDIA intends to cover its cash needs over the next twelve months in part through the sale of additional shares of its common stock pursuant to a registration statement or an appropriate exemption from registration. However, there is no guarantee that XRAYMEDIA will continue to be able to raise additional funds from the sale of its securities.

C. Capital Expenditures

XRAYMEDIA made no significant net capital expenditures on property or equipment  during the quarters ended March 31, 2004 and 2003. The major planned capital expenditure is further website development. XRAYMEDIA has budgeted $100,000.00 to purchase the additional equipment or programs needed for this development and XRAYMEDIA intends to contract sometime in the near future to complete this work. XRAYMEDIA also plans to raise operating funds by a mixture of debt and stock to provide monies needed for their new projects.

Two years ago, XRAYMEDIA's website had passed its initial test stage on its way to becoming operational to handle the 'real-time' interactive business, this goal is expected to be reached on May 15,2004 or shortly thereafter. The newest developments have resulted in numerous new modifications.

XRAYMEDIA's estimated cash requirements are approximately $1,500,000 annually. The majority of our cash requirements will be used for personnel costs, professional fees, advertising, and further website development. These should be offset to some extent from revenue cash flow. The company will continue its earlier practice of settling some debt for shares.

Page - 18

D. Income Tax Expense (Benefit)

XRAYMEDIA has net operating loss carry forwards of approximately $18,750,000. which will expire from 2014 to 2024. All available losses may not be utilized unless matching profits are earned.

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

Revenue Recognition
Revenue is recognized when the earning process is complete and the risk and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon the delivery of the media to our customer. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin 101

Transactions that involve the exchange of goods or services for other goods or services are accounted for in accordance with APB 29 and the interpretations contained in EITF 93-11 and EITF 99-17. Accordingly, the Company generally records exchanges at the carrying value of the goods or services exchanged, which is typically zero, as the fair values of the goods or services exchanged lack readily determinable fair values within reasonable limits as the Company has no history of receiving cash in similar transactions, and therefore the earnings process has not been completed. The transactions involve barter as described further in Note K of the Financial Statements.

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

Page - 19

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

Page - 20

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

                SIGNATURE                         TITLE                             DATE

        /S/ RAYMOND DABNEY             PRESIDENT AND DIRECTOR         MAY 17, 2004.
        RAYMOND DABNEY

Page - 21

EXHIBIT 31

Page - 22

CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Raymond Dabney, Chief Executive Officer of XRAYMEDIA, Inc. certify that:

  I have reviewed this quarterly report on Form 10-QSB of  XRAYMEDIA, Inc;
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
b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectives of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation in internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6) The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 17, 2004               Signature: /s/Raymond C. Dabney
                                     Raymond C. Dabney
Chief Executive Officer

Page - 23

CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Raymond Dabney,  Chief Financial Officer  of XRAYMEDIA, Inc. certify that:

  I have reviewed this quarterly report on Form 10-QSB of  XRAYMEDIA, Inc;
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
b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectives of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation in internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 17, 2004               Signature: /s/Raymond C. Dabney
                                     Raymond C. Dabney
Chief Financial Officer

Page - 24

EXHIBIT 32

Page - 25

CERTIFICATION PURSUANT TO 18 U.S.C.
SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of XrayMedia, Inc. on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Raymond Dabney, President and Chief Executive Officer of XrayMedia, Inc and a member of the Board of Directors, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

Date: May 17, 2004               Signature: /s/Raymond C. Dabney
                                     Raymond C. Dabney
                                Chief Executive Officer

Page - 26

CERTIFICATION PURSUANT TO 18 U.S.C.
SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of XrayMedia, Inc. on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Raymond Dabney, President and Chief Financial Officer of XrayMedia, Inc and a member of the Board of Directors, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

Date: May 17, 2004               Signature: /s/Raymond C. Dabney
                                     Raymond C. Dabney
                                Chief Financial Officer

Page - 27

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

Page - 28

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

Page - 29

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

Page - 30