Form 10QSB
period 2004-06-30
XRAYMEDIA COM INC
filed 2004-08-19
CIK 1097068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004

[  ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from to

Commission file number:

XRAYMEDIA Inc.
fka XRAYMEDIA.COM Inc.
(Name of Small Business Issuer in Its Charter)

        Minnesota                                                                            41-0951123
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

The issuer's total revenues for the two quarters ended June 30, 2004, were $24,088.

On June 30, 2004, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 141,682,167. On June 30, 2004 and August 17, 2004, the number of shares outstanding of the registrants Preferred Stock, $0.001 par value (non-voting), was 1,000,000. The Company’s President, Raymond Dabney, holds 100% of these shares.

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

ITEM 1.  FINANCIAL STATEMENTS

As used herein, the term “Company” refers to XRAYMEDIA, INC., a Minnesota Corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended JUNE 30, 2004 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attched hereto as Pages F – 1 through F – 9 and are incorporated herein by this reference.

(THIS SPACE LEFT BLANK INTENTIONALLY)

Page - 1

XRAYMEDIA, INC.
(FORMERLY XRAYMEDIA.COM, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
BALANCE SHEETS (UNAUDITED)
JUNE 30, 2004

JUNE 30
2004
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$7,636
Accounts receivable	19,000
Prepaid expenses	185,644
TOTAL CURRENT ASSETS	212,280

FIXED ASSETS

Furniture and equipment, Net (Note B)	88,691

Software License, Net (Note B)	4,170

TOTAL FIXED ASSETS	92,861

OTHER ASSETS

Security deposit.	197
Patents, copyright, domain protection - in progress	924,000

TOTAL ASSETS	$1,229,338

CURRENT LIABILITIES

Accounts payable and Accrued expenses (Note C)	$793,059
Advances - other	26,565
Advance from related party ( Note D)	604,155

TOTAL CURRENT LIABILITIES	1,423,779

TOTAL LIABILITIES	1,423,779

STOCKHOLDERS' EQUITY <DEFICIT>(Note F)

Convertible Preferred Stock, par value $.001; 1,000,000	1,000
shares authorized; 1,000,000 issued and outstanding at June 30, 2004	-
Additional paid in capital	-
Common Stock, par value $.001; 250,000,000 shares authorized; issued and outstanding 141,682,167 June 30, 2004
141,683

Additional paid in capital	19,634,659
Shares subscribed and paid in full	147,300
Deficit at inception date	(746,875)
Accumulated deficit during the development stage	(19,342,113)
Common stock note receivable	(30,095)

TOTAL STOCKHOLDERS' EQUITY <DEFICIT>	(194,441)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY <DEFICIT>	$1,229,338

Page - 23

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2004, 2003, AND
THE PERIOD MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE) TO JUNE 30, 2004

						1-Mar-94
	Three Months Ended June 30,		SIX MONTHS Ended June 30,			(inception of development stage) to
						6/30/2004
	2004	2003	2004		2003
				$	$
REVENUE	22,500	-	24,088		-	69,807

COSTS AND EXPENSES

Personnel Costs	21,000	21,000	42,000		42,000	730,871
Compensation expense	-	-	9,432,425		-	12,002,425
Occupancy costs	20,998	21,006	43,378		38,477	413,855
Professional fees	91,760	29,358	156,717		47,358	1,444,719
Media advertising	(11,245)	-	65,514		-	343,832
Marketing	25,632	13,162	49,629		25,022	287,128
Travel & promotion	20,868	26,263	60,307		34,762	392,482
Consulting	137,222	17,629	159,949		37,629	590,425
Bank charges	874	539	2,145		824	13,749
Office supplies	17,574	20,972	43,017		36,507	338,375
Communication	6,039	4,463	11,212		8,458	163,589
Insurance	99	322	99		322	77,885
Miscellaneous	173	936	1,470		2,609	25,618
Transfer fees	1,000	1,372	3,308		1,422	25,817
Depreciation and amortization	18,260	16,563	36,520		33,124	274,908
Bad debt expense	-	-			-	6,343
Research and Development	76,433	47,713	196,406		94,889	945,565
Investor relations	169,342	40,628	373,849		45,141	625,238

TOTAL OPERATING EXPENSES	596,029	261,926	10,677,945		448,544	18,702,824

NET OPERATING COSTS	(573,529)	(261,926)	(10,653,857)		(448,544)	(18,633,017)

OTHER INCOME<LOSS>
Dissolution of Corp Reports	-	-			-	(503,507)
Other (Note H)	-	-	-		-	(138,774)

-		-	-		-	(642,281)

OTHER EXPENSES
Interest and penalties	475	-	1,950		6,312	24,759
Other interest	857	10,608	4,230		20,673	42,056

	1,332	10,608	6,180		26,985	66,815

NET (LOSS)	(574,861)	(272,534)	(10,660,037)		(475,529)
Accumulated deficit beginning	(18,767,252)	(6,872,338)	(8,682,076)		(6,669,343)
Accumulated deficit ending	(19,342,113)	(7,144,872)	(19,342,113)		(7,144,872)	(19,342,113)

BASIC AND DILUTED
LOSS PER SHARE (NOTE A)	($0.004)	($0.003)	($0.093)		($0.005)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	140,932,167	90,863,000	114,189,333		86,996,889

Page - 2

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2004, 2003, AND
THE PERIOD MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE) TO JUNE 30, 2004

			March 1, 1994
			(inception of
			development stage) to
	SIX MONTHS Ended June 30,		June 30, 2004
	2004	2003	(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,660,037)	(475,529)	$(19,342,113)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation &
Amortization	36,520	33,124	274,908
Shares issued in exchange for services
charged to Professional fees	232,825	-	487,325
Shares issued for stock performance plan	332,425	-	1,876,675
Shares issued under section 144-control position	9,100,000	-	10,150,000
Shares issued for services	1,642,500	-	1,947,500
Abandonment of furniture & equipment	-	-	30,809
Bad debt expense	-	-	6,343
Write-off of goodwill	-	-	464,831
CHANGES IN CURRENT ASSETS
AND CURRENT LIABILITIES:
<Increase> decrease in current assets:

Prepaid expenses	(185,644)	-	(185,644)
Accounts receivable	(19,000)	-	(25,343)
Security deposit	1,069	7,143	(169)
Increase <decrease> in current liabilities:
Accrued expenses	(189,597)	168,044	380,862
Accrued wages payable	(47,881)	42,000	205,969
Advances from related parties	-	24,458	865,452

NET CASH USED FOR OPERATING ACTIVITIES	243,180	(207,903)	(2,862,595)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	(19,996)	-	(373,578)
Acquisition of software	-	-	(25,000)
<Purchase> of goodwill	-	-	(464,831)
Acquisition of patent, copyright, and domain protection	(924,000)	-	(924,000)
NET CASH <USED> FOR INVESTING ACTIVITIES	(943,996)	-	(1,787,409)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance <repayment> of notes payable	-	-	1,704,807
Shares issued for note	-	-	(95)
Shares subscribed	(342,300)	-	147,300
Sale of common stock	1,030,100	351,555	2,804,655
Sale of preferred stock	1,000 - 1,000
NET CASH PROVIDED BY FINANCING
ACTIVITIES	688,800	351,555	4,657,667

NET INCREASE <DECREASE> IN CASH	(12,016)	150,795	7,636

CASH, beginning of period	19,652	466

CASH, end of period	$7,636	151,261	$7,636

SUPPLEMENTAL DISCLOSURE:
Penalties and interest	$1,950	6,312	$24,759

Other Interest expense	$4,230	20,673	$42,056

Noncash investing and financing activities

Shares issued for debt	$-	-
Shares issued for services & charged to professional fees	232,825
Shares issued for stock performance plan	332,425	-
Shares issued under section 144 - control position	9,100,000	-
Shares issued in exchange for extended business model	-	-
Shares issued in exchange for services	1,642,500	-
Shares issued for intangible assets	924,000

	$12,231,7505	0

No significant amounts of taxes were paid during the periods shown above.

Page - 3

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2004

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

Basis of Presentation

The unaudited balance sheet of Xraymedia, Inc. (the “Company”) as of JUNE 30, 2004 and the unaudited statements of operations and accumulated deficit for the THREE MONTHS and SIX MONTHS ended JUNE 30, 2004 and 2003 and the statements of cash flow for the SIX MONTHS ended June 30, 2004 and 2003. These have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

b. Basic earnings per share

Basic earnings <loss> per share have been calculated in conformity with Financial Accounting Standards Board Statement No. 128 “Earnings per Share”. The Company has a capital structure that has significant potential common shares. Basic earnings <loss> per share is calculated weighted on the average number of common shares outstanding each year. Diluted earnings per share are calculated as if the convertible preferred shares and warrants have been converted and/or exercised at date of issuance, unless the result is antidilutive.

Page - 4

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

e. Income taxes

No income taxes are payable for the SIX MONTHS ended June 30, 2004 and 2003. The Company has net operating losses of approximately $19,350,000, which will expire in the 20th year from the date the losses were incurred, i.e. from 2014 to 2024.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2004

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Principles (Continued)

h. Impact of Recent Accounting Standards

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
FOR THE SIX MONTHS ENDEDJUNE 30, 2004

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Principles (Continued)

i. Deferred tax assets

Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109 and consist primarily of net operating loss carry forward amounting to approximately $19,350,000. Because of the uncertainty of utilizing the net operating loss carry forward, the Company has provided a full valuation allowance against the deferred tax asset (See Note G).

j. Media advertising

The Company expenses all media advertising as incurred. For the six month period ended June 30, 2004 and 2003, the Company charged to operations $65,514 (after a negotiated billing reduction) and $0 respectively. The advertising was used in the joint ventures as described further in Note K but included Company information in the advertisement.

k. Accounts Receivable

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.

l. Allowance for Doubtful Accounts

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

m. Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at June 30, 2004, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

Page - 7

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2004 AND 2003

NOTE B – PREPAID EXPENSE

Prepaid expenses at June 30, 2004 consisted of:

(a) Promotional campaigns for third quarter completion at which time the amounts will be expensed to the appropriate accounts.	$ 31,644.
(b) Investor relations efforts commenced in the first quarter, continued in the second quarter and will continue over to the third quarter as regards approaching various venture capitol groups, preparing amended business plans which will meet the requirements of venture capitalists differing needs The renumeration remains in the form of Section 144 Restricted Stock	154,000.
$185,644. ========

NOTE C - FURNITURE AND EQUIPMENT

Property and equipment at June 30, 2004 consisted of:

2004
Furniture and equipment	$323,558
Software License	25,000
Less: Accumulated depreciation and amortization	(255,697)

Furniture and equipment, net	$92,861

Depreciation expense on furniture and equipment for the quarters ended June 30, 2004 and 2003 was $16,178 for each quarter ended, respectively. Amortization expense on the software license was $2,082 for each of the quarters ended June 30, 2004 and 2003, respectively.

NOTE D – PATENTS, COPYRIGHT AND DOMAIN PROTECTION

Intangible asset protection for the Company’s new technology and interactive internet procedures. Patents, copyrights,
and internet  domains (in progress) are included together
due to overlapping areas:              $924,000.

Amortization (See Note A c.(3))                   0.

TOTAL                             $924,000.
                            ========

The renumeration was in the form of Section 144 Restricted Stock.

NOTE E - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND ADVANCES

Accounts payable and accrued expenses at June 30, 2004 consisted of the following categories:

2004

Accrued Consulting expense	$74,939
Accrued Office expense	159,758
Accrued Professional fees expense	120,522
Accrued Website/Internet expense	210,972
Accrued Other expenses	22,868
Accrued Wages payable	158,500
Accrued Media advertising	45,500

Total Accrued Expenses	$793,059

Advances were made by another company for rental expenses incurred during the SIX MONTHS ended December 31, 2002 in the amount of $26,565. The advances were extended on open terms and remain outstanding on June 30, 2004.

NOTE F – RELATED PARTY TRANSACTIONS

A shareholder and spouse of the Company President advanced money on a partially revolving basis without interest to the Company since 2001, to be used in daily operations. If the interest expense was imputed it would be immaterial to the financial statements taken as a whole and thus is not included. Balances as of June 30, 2004 show net repayments of $47,881.

During the years ended December 31, 2002 and 2001, 1,000,000 and 5,900,000 shares and as outlined below were issued to the same related party in consideration of forgiveness of advances, respectively. The shares issued were valued at $0.03 per share for a total amount of $30,000 and $177,000 of debt forgiven for the years ended December 31, 2002 and 2001, respectively. No shares were issued in consideration of forgiveness of advances in 2003, nor in the first two quarters of 2004.

Year ended December 31,	# of common shares issued	Value of debt forgiven	FMV of stock issued

2002	1,000,000	$30,000	$70,000
2001	5,900,000	$177,000	$325,500

The President charges XRAYMEDIA for his management fees in lieu of an employee salary. Management fees for the six months ended June 30, 2004 and 2003 were $44,949 and $37,629 respectively and are included in consulting in the Statement of Operations and Accumulated Deficit. XRAYMEDIA owed the President’s management company $59,860 as of June 30, 2004 for these services which are included in accounts payable on the Balance Sheet.

NOTE G – STOCK PERFORMANCE PLAN

The Board of Directors offers common stock, on a discretionary basis, to certain individuals who have been instrumental in the Company’s continuance. In the quarter ended June 30, 2004 no shares were issued under this plan, but in the quarter ended March 31, 2004, 3,044,773 restricted Section 144 shares of common stock were issued. Because of the one year restriction, these were priced at $0.07 per share, 70% of the closing price on the day of issuance. This total includes 1,075,000 shares issued in the employee’s names, but delivered in stages. The first during April, one third of the shares was upon completion of the new website. The remainder of the shares were issued upon presentation of the new Live Media Marketplace (LMM v5.0) and partnership venues. During the years ended December 31, 2003 and 2002, 1,000,000 shares and 5,350,000 shares were issued of common stock under the stock performance plan, respectively. The shares issued are valued at fair market value at the date of issuance, ranging from $0.03 to $0.40 per share, and were recognized in compensation expense in the Statements of Operations and Accumulated Deficit.

Page - 8

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2004

NOTE H – EQUITY TRANSACTIONS

During the last quarter of 2003, at a special general meeting, the shareholders of the Corporation voted and XRAYMEDIA subsequently received regulatory approvals, to amend the authorized capital.

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

Stock Transaction - in the two quarters and to the date of this report, August 17, 2004, are as follows:

Non voting Convertible Preferred Stock: 1,000,000 shares issued at their par value $0.001 per share.

Charged to compensation expense        $9,100,000.
Restricted under Section 144, and recorded at 70% of FMV on the date of issuance.
If converted, stock remains covered by the SEC ‘s control position release rules.

Voting Common Stock : Authorized 250,000,000 shares.

Another special general meeting is to be held later this year for purposes of further amending the authorized capital.

A recap of stock transactions by quarters is as follows:

Page - 9

I. Quarter ended March 31, 2004

	# of Shares	Price
a.Cash transactions Cash subscriptions received by December 31, 2003 Cash subscriptions received January to March 2, 2004	4,038,333	$0.10 – 0.15
(audit date) Cash subscriptions received	2,875,000	0.03 – 0.12
March 3 to June 30, 2004	8,258,334	0.03 – 0.12
Total issued for cash during quarter	15,171,667 =========

performance plan	3,044,773	0.07
Issued for services past and future	10,330,227	0.07 - 0.11
Issued for patent/domain protection	13,200,000	0.07
Total issued for non-cash transactions	26,575,000 =========
Total common shares issued	41,746,667
Common shares issued to
December 31, 2003	98,935,500
Total common shares issued to
March 31, 2004	140,682,167

II. Quarter Ended June 30, 2004

a. Shares issued non-cash transactions
Issued for past services	1,000,000	0.12
Total issued for non-cash transactions	1,000,000
Total common shares issued to
June 30, 2004	141,682,167 ==========
c.Future shares issuance is restricted by
Cash subscriptions received
prior to June 30, 2004	5,826,664	0.03 – 0.10
Cash subscriptions received
subsequent to June 30, 2004	1,350,000	0.03
Unconverted preferred shares	100,000,000
Unexpired warrants	5,000,000
Total potential unissued shares	112,176,664
Total issued shares	141,682,167
	253,858,831
Total authorized common shares	(250,000,000)
Short fall in excess of potential
authorized common shares	3,858,831** =========

** A yet to-be-approved registration statement and/or holding of a shareholder’s meeting are expected to increase the authorized capital well in excess of the above shortfall. In any event, and to regularize the capital structure, Raymond Dabney, the registered owner of the Company’s convertible Preferred shares is prepared temporarily to abrogate sufficient of the conversion privileges on these shares to reduce the potential excess.

NOTE I – NET OPERATING LOSS CARRY FORWARD

The net operating loss carry forward since inception is as follows:

Year	Net Operating Loss	Valuation Allowance	Year of Expiration
2004 – First Six Months	$ 10,660,037	$4,264,015	2024
2003	2,012,733	805,093	2023
2002	1,679,917	671,967	2022
2001	1,571,200	628,480	2021
2000	1,671,139	668,456	2020
1999	205,851	82,340	2019
1994-1998	1,541,236	616,494	2014-2018

	$19,342,113	$7,736,845

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance for the full amount of the net deferred tax asset, using an anticipated U.S. income tax rate of 40%, was recorded each year because of uncertainties as to the amount of taxable income that would be generated in future years. The change in the valuation allowance was $229,945 for the quarter ended June 30, 2004.

Page - 10

 XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2004

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

NOTE K – JOINT VENTURES

In 2003, the Company signed five Joint Venture agreements to generate advertising revenue. Two were through the sale of advertising and related media services through the Live Media Marketplace, which is further described in Note A. The other three are based on the Company purchasing advertising for their respective products. Each of the agreements provides for a sharing of the net revenue generated as a result of the media advertising between the joint venture partners, as described in the table below. The Company does not have equity interest or management rights in any of the joint ventures. Their investment in all of the joint ventures is $0. Joint venture A and B have Company share issuance clauses for reaching certain levels of sales beyond the net revenue sharing agreement. No additional venture agreements were signed in either quarter of 2004.

Joint Venture	Company Investment in Joint Venture	Profit Sharing Percentage	Joint Venture revenue for First Two Quarters 2004
A	$0	50%	$0
B	$0	50%	$0
C	$0	20%	$0
D*	$0	40%-50%	$0
E*	$0	15%-20%	$1,588

It was during the quarter ended March 31, 2004, the $1,588 in revenues were generated under the above agreements and XRAYMEDIA, INC. incurred $76,759 in media advertising expenses associated with the joint ventures during the same period. No revenues were earned, nor advertising media expense were incurred in the 2nd quarter of 2004. The Company under the terms of the agreements will not be reimbursed. The Company received a discount for the media advertising above. The total media advertising for the six months ended June 30, 2004 is $65,514.

Two of the joint ventures (marked with an *) were discontinued by mutual consent during the quarter ended June 30, 2004.

Page - 11

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGES)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2004

NOTE L – COMMITTMENTS

During February 2003 the Company signed a three-year lease agreement for office space in Vancouver, B.C. The term of the lease extended from May 2003 through April 2006. The minimum monthly rent payments are $6,690. Future minimum lease payments are as follows:

2004                $40,140 (Cdn $27,144)
2005                 80,280 (Cdn $54,288)
      2006                 26,760 (Cdn $18,096)
Total               $147,180 (Cdn $99,528)

Rental and other occupancy expenses for the six month period ended June 30, 2004 amounted to $43,378..

NOTE M – STATUTORY VIOLATION

During the year ended December 31, 2002 the Company did not remit required payroll taxes for employee withholdings and Company related payroll tax expenses. These withholdings and expenses were accrued as an account payable at the 2002 year-end in the amount of $47,540, including violation penalties and interest in the amount of $22,809.

In 2003, the Canadian Revenue Agency (now referred to as the CRA) assessed a tax lien against the Company for these unpaid payroll taxes. The total amount owing CRA at June 30, 2004, with regard to the lien is approximately $6,000. Management has arranged a payment plan with the CRA to pay the remainder off during the third quarter of 2004. The Company has agreed to a payment plan of approximately $3,800 per month.

Page - 12

NOTE N – THREATENED LITIGATION

Due to the on-going negative cash flow the Company has been unable to pay certain vendors for services.. Certain items have been forwarded to collection agencies and legal action has been threatened. No additional liability has been accrued beyond the original amount payable.

NOTE O – SUBSEQUENT EVENTS

Subsequent to June 30, 2004 the Company has received subscriptions for 1,350,000 shares of common stock at price of $0.03 per share (see also Note F).

Page - 13

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Management Statement:

 During the quarter ended June 30, 2004 XRAYMEDIA completed its programming infrastructure and successfully released the newest version of the Live Media Marketplace (LMM v5.0) on May 15, 2004. The new LMM v5.0 reveals a completely restructured media trading floor, as well as additional improved features for seamless order entry and clear-cut live event management. The embedded live streaming technology provides its users with finger tip controls to promptly view and negotiate on any media inventory listed in the LMM v5.0 giving much more control to its users. The LMM v5.0 empowers the user with the ability to place media buy or sell orders, choose from their media matches, and initiate multiple negotiations simultaneously, in real-time.

XRAYMEDIA is actively working with its corporate trade partner and wholesale liquidators to assist in liquidating the trade inventory from the "Corporate Trade Transactions Fees" received from the use of the Live Media Marketplace. Based on Generally Accepted Accounting Principles in the United States the inventory will not be reflected in the financial statements until the company has liquidated the goods. The Company is negotiating to sell this asset for cash to an unrelated party.

On March 8, 2004, XRAYMEDIA announced the upcoming launch of its new corporate website would released March 31, 2004, closely followed by the release of the newest version of the Live Media Marketplace which would launch on May 15, 2004. The corporate website and the Live Media Marketplace would both be launched with a fresh new look and feel. Both websites would offer a number of progressive new features, additional user-friendly tools, and powerful upgrades to the existing live media negotiating technology designed to attract the attention of corporate America and the media industry worldwide.

On July 23, 2004 XRAYMEDIA announced that the Company has successfully released the latest version of its live Internet negotiating technology, specifically designed for live corporate barter negotiations, at www.xrbarter.com. The new XRBarter System picks up where the old LMM v3.0 left off, bringing together live Internet negotiations with the rapidly evolving corporate barter industry.

XRAYMEDIA is planning a broad marketing campaign to cover several targeted areas focusing on media buyers, corporate buyers, advertising agencies, media whole-sellers, television, radio, print, and Internet companies. The marketing program will emphasize several key advantages of the LMM v5.0 and the XRBarter System.

PLAN OF OPERATIONS;

XRAYMEDIA's plan of operations for the remainder of the year 2004 will consist of continuing to build on its revenue stream through increased transactions in the LMM v5.0 and the new XRBarter System through working with its revenue partners and registered users, as well as liquidating inventory for additional revenue and assets on the balance sheet. During the remainder of this fiscal year, XRAYMEDIA intends to show how this plan will translate into strong cash flow for the Company. Going forward XRAYMEDIA will continue to focus on the three areas that we feel will add significantly to shareholder value: transactional business flow, cash flow, and liquid asset accumulation.

Page - 14

 A. Results of Operations

The numbers used in this analysis are those contained in the comparative financial statements that follow. These reflect the changes of previous periods to reflect the current method of presentation.

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Sales

Revenues for the first quarter of 2004 were $1,588 and $0 for the same quarter in 2003.
Revenues for the second quarter of 2004 were $22,500, for a six month total of $24,088.
Revenues for the second quarter of 2003 were again, $0.

Losses

Net losses including penalties and interest for the quarter ended June 30, 2004, increased to $574,861 over the same period in 2003 of only $272,534, an increase of approximately 111% ($302,000).

The increase in losses was attributable to a combination of five items, they are - increase in (1) consulting expense (2) professional fees (3) investor relations (4) travel and (5) research and development.

XRAYMEDIA expects to continue to incur losses at least through fiscal year 2004 and there can be no assurance that XRAYMEDIA will achieve or maintain profitability from revenues that may be generated or that growth can be sustained in the future.

Page - 15

Expenses

Selling and general expenses including penalties and interest of $1,332 (2004) and $10,608 (2003) for the quarter ended June 30, 2004, increased to $498,428 from $224,821 for the quarter ended June 30, 2003. The increase in selling, general and administrative expenses was as mentioned in the previous paragraph. Depreciation and amortization expenses for the quarters ended June 30, 2004 and June 30, 2003 were $18,260 and $16,563 respectively.

Research and Development expenses increased during the three months ended June 30, 2004 to $76,433 from $47,713 for the three months ended June 30, 2003. The company has spent more heavily in 2004 to expedite the development and spring launch of its Media Service Portal of the Live Media Marketplace.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Sales

Total in revenues for the first two quarters of 2004 were $24,088 and $0, for the same period in 2003.

Losses

Net losses for the six months ended June 30, 2004 substantially increased to $10,660,037 from $475,529 for the same period ended June 30, 2003. The increase in losses was primarily attributable to increased compensation expense, a new costing category introduced retroactively in 2001, to reflect a non-cash reporting change to share pricing at market value.

XRAYMEDIA expects to continue to incur losses at least through the fourth quarter of 2004 when a small profit for the twelve month period, net of the aforementioned compensation expense is expected. Optimism must be tempered by past performance so there can be no complete assurance that XRAYMEDIA will achieve or maintain profitability or that sufficient revenues will be generated or that growth can be sustained in the future.

Expenses

Selling, general and administrative expenses including penalties and interest for the six month ended June 30, 2004 increased to $10,463,631 from $380,640 for the six months ended June 30, 2003. The increase in selling, general and administrative expenses was directly attributable to the compensation expense category referred to in the proceeding paragraph. Depreciation and amortization expense for the six months ended June 30, 2004 and 2003 were $36,520 and $33,124 respectively. Research and Development expenses increased during the six months ended June 30, 2004 to $196,406 from $94,889 for the six months ended June 30, 2003. The Company’s expenditures for research and development should decrease as the Company gets closer to ending the development stage of business.

B. Liquidity and Capital Resources

Cash flows from operations was $243,184 for the six months ended June 30, 2004 and used by operations for the six months ended June 30, 2003 was $(207,903). The decrease in negative cash flow for the six months ended June 30, 2004 was primarily attributable to share issuance not requiring cash.

Cash flows generated by investing activities were a negative $943,996 for the six months ended June 30, 2004 and $0 for the six months ended June 30, 2003. The substantial increase is negative cash flow is attributable to the payment, in restricted shares, for protection of patents, copyrights and domain.

Cash flows generated from financing activities was $688,800 for the six months ended June 30, 2004 and $351,555 for the six months ended June 30, 2003. XRAYMEDIA's financing activities for the period primarily consisted of the sale of XRAYMEDIA's common stock pursuant to private placements, a practice that has continued into the third quarter.

XRAYMEDIA has funded its cash needs over the period covered by this Form 10-QSB through the issuance of its common stock for cash, and for services. XRAYMEDIA realizes this is still not sufficient working capital over the next two quarters. XRAYMEDIA anticipates it will meet its needs in part through outside advances, the sale of additional shares of its common stock pursuant to a registration statement or an appropriate exemption from registration and through revenues generated by the Company’s Live Media Marketplace.

C. Capital Expenditures

XRAYMEDIA made no significant net capital expenditures on property or equipment  during the two quarters ended June 30, 2004 and 2003. The major planned capital expenditure is further website development. XRAYMEDIA has budgeted $100,000.00 to purchase the additional equipment or programs needed for this development and XRAYMEDIA intends to contract sometime in the near future to complete this work. XRAYMEDIA also plans to raise operating funds by a mixture of debt and stock to provide monies needed for their new projects.

XRAYMEDIA's estimated cash requirements are approximately $1,500,000 annually. The majority of our cash requirements will be used for personnel costs, professional fees, advertising, and further website development. These should be offset to some extent from revenue cash flow. The company will continue its earlier practice of settling some debt for shares.

Page - 16

D. Income Tax Expense (Benefit)

XRAYMEDIA has net operating loss carry forwards of approximately $19,350,000. which will expire from 2014 to 2024. All available losses may not be utilized unless matching profits are earned.

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

Valuation of Intangible Assets
The third critical accounting policy relates to intangible assets.  Our intangible assets consist of patents and copyrights.  We value our intangible assets at cost. In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, only intangible assets with finite lives are amortized.  At June 30, 2004 all our intangible assets had finite lives. We initiate amortization of intangible assets with finite lives after the patent or copyright is granted. If a patent or copyright application is ultimately denied, we immediately record an expense for the cost related to that application.

G.. Going Concern

XRAYMEDIA has suffered recurring losses from operations that raises possible doubts about its ability to continue as a going concern. Management plans in regards to these matters is to grow through business combinations rather then to seek immediate, short-term earnings. However, in order to support existing operations and to fund proposed acquisitions, additional bank, private and/or equity financing must be obtained. Additionally, XRAYMEDIA plans to increase its sales through its website, www.xraymedia.com.

Additionally, due to the website launch delays and unexpected expenditures on internal development of replacement auction software it was necessary for management to arrange advances to XRAYMEDIA.

Page - 17

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

[THIS SPACE LEFT BLANK INTENTIONALLY]

Page - 18

SIGNATURES

IN ACCORDANCE WITH SECTION 12 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT CAUSED THIS FORM 10-QSB TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, THIS 17TH DAY OF AUGUST, 2004.

XRAYMEDIA INC.

/S/ RAYMOND DABNEY
NAME: RAYMOND DABNEY
TITLE: PRESIDENT, CEO AND DIRECTOR

IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                SIGNATURE                             TITLE                         DATE

        /S/ RAYMOND DABNEY             PRESIDENT AND DIRECTOR         AUGUST 17, 2004.
        RAYMOND DABNEY

Page - 19

EXHIBIT 31

Page - 20

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

Date: August 17, 2004
Signature: /s/Raymond C. Dabney

  Raymond C. Dabney
Chief Executive Officer

Page - 21

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

Date: August 17, 2004
Signature: /s/Raymond C. Dabney
Raymond C. Dabney
Chief Financial Officer

Page - 22

EXHIBIT 32

Page - 23

CERTIFICATION PURSUANT TO 18 U.S.C.
SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of XrayMedia, Inc. on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Raymond Dabney, President and Chief Executive Officer of XrayMedia, Inc and a member of the Board of Directors, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

Date: August 17, 2004

Signature: /s/Raymond C. Dabney
Raymond C. Dabney
Chief Executive Officer

Page - 24

CERTIFICATION PURSUANT TO 18 U.S.C.
SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of XrayMedia, Inc. on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Raymond Dabney, President and Chief Financial Officer of XrayMedia, Inc and a member of the Board of Directors, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

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

Page - 25

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

Page - 26

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

Page - 27

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

Page - 28