Form 10QSB
period 2004-09-30
XRAYMEDIA COM INC
filed 2004-11-22
CIK 1097068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004

[  ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from to

Commission file number:

XRAYMEDIA, Inc.
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

Page - 1

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB [X].

The issuer's total revenues for the three quarters ended September 30, 2004, were $69,098.

On September 30, 2004, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 143,032,167. On September 30, 2004 and November 17, 2004, the number of shares outstanding of the registrants Preferred Stock, $0.001 par value (non-voting), was 1,000,000. The Company’s President, Raymond Dabney, holds 100% of these shares. As of November 17, 2004 the number of Common Shares outstanding was increased by 40,851,665 shares to a total 183,883,832. (See Note H)

Page - 2

PART I

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

Page - 3

ITEM 1.  FINANCIAL STATEMENTS

As used herein, the term "Company" refers to XRAYMEDIA, INC., a Minnesota Corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended SEPTEMBER 30, 2004 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F - 1 through F - 9 and are incorporated herein by this reference.

(THIS SPACE LEFT BLANK INTENTIONALLY)

Page - 4

XRAYMEDIA, INC.
(FORMERLY XRAYMEDIA.COM, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 2004

September 30
2004
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$3,843
Accounts receivable	56,852
Prepaid expenses
TOTAL CURRENT ASSETS	60,695

FIXED ASSETS

Furniture and equipment, Net (Note B)	76,758

Software License, Net (Note B)	1,908

TOTAL FIXED ASSETS	78,666

OTHER ASSETS

Security deposit.	3,739
Patents, copyright, domain protection - in progress (Note C)	924,000

TOTAL OTHER ASSETS	927,739

TOTAL ASSETS	$1,067,100

CURRENT LIABILITIES

Accounts payable and Accrued expenses (Note D)	$918,343
Advance from related party ( Note E)	612,882
Advance from company officer (Note E)	86,190

TOTAL CURRENT LIABILITIES	1,617,415

TOTAL LIABILITIES	1,617,415

STOCKHOLDERS' EQUITY <DEFICIT>(Note G)

Convertible Preferred Stock, par value $.001; 1,000,000	1,000
shares authorized; 1,000,000 issued and outstanding at September 30, 2004	-
Additional paid in capital	-

Common Stock, par value $.001; 250,000,000 shares
authorized; issued and outstanding 143,032,167 at
September 30, 2004
143,033

Additional paid in capital	19,741,309
Shares subscribed	235,300
Deficit at inception date	(746,875)
Accumulated deficit during the development stage	(19,893,987)
Common stock note receivable	(30,095)

TOTAL STOCKHOLDERS' EQUITY <DEFICIT>	(550,315)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY <DEFICIT>	$1,067,100

Page - 5

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004, 2003, AND
THE PERIOD MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE) TO SEPTEMBER 30, 2004

						1-Mar-94
	Three Months Ended Sept 30,		Nine Months Ended Sept 30,			(inception of development
						stage) to
	2004	2003	2004		2003	9/30/2004
				$	$
REVENUE	45,010	-	69,098		-	114,817

COSTS AND EXPENSES

Personnel Costs	21,000	21,000	63,000		63,000	751,871
Compensation expense	-	400,000	9,432,425		400,000	12,002,425
Occupancy costs	19,113	22,864	62,491		61,341	432,968
Professional fees	13,108	121,610	169,825		168,968	1,457,827
Media advertising	6077	-	71,591		-	349,909
Marketing	156,031	58,789	205,660		83,811	443,159
Travel & promotion	41,668	49,390	101,975		84,152	434,150
Consulting	148,350	21,978	308,299		59,607	738,775
Bank charges	3,508	982	5,653		1,806	17,257
Office supplies	16,905	23,038	59,922		59,545	355,280
Communication	6,344	2567	17,556		11,025	169,933
Insurance	48	343	147		665	77,933
Miscellaneous	3,668	2,415	5,138		5,024	29,286
Transfer fees	1,310	1,948	4,618		3,370	27,127
Depreciation and amortization	18,663	16,562	55,183		49,686	293,571
Bad debt expense	-	-			-	6,343
Research and Development	56,548	35,342	252,954		130,231	1,002,113
Investor relations	98,755	52,477	472,604		97,618	723,993

TOTAL OPERATING EXPENSES	611,096	831,305	11,289,041		1,279,849	19,313,920

NET OPERATING COSTS	(566,086)	(831,305)	(11,219,943)		(1,279,849)	(19,199,103)

OTHER INCOME<LOSS>
Dissolution of Corp Reports	-	-			-	(503,507)
Other	-	-	-		-	(138,774)

-		-	-		-	(642,281)

OTHER EXPENSES
Interest and penalties	(12,232)	-	(10,282)		6,312	12,527
Other interest	(1,980)	4,756	2,250		25,429	40,076

	(14,212)	4,756	(8,032)		31,741	52,603

NET (LOSS)	(551,874)	(836,061)	(11,211,911)		(1,311,590)
Accumulated deficit beginning	(19,342,113)	(7,144,872)	(8,682,076)		(6,669,343)
Accumulated deficit ending	(19,893,987)	(7,980,933)	(19,893,987)		(7,980,933)	(19,893,987)

BASIC AND DILUTED
LOSS PER SHARE (NOTE A)	($0.003)	($0.01)	($0.09)		($0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	142,112,167	98,935,500	123,503,476		90,976,426

Page - 6

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004, 2003, AND
THE PERIOD MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE) TO SEPTEMBER 30, 2004

			March 1, 1994
			(inception of
		development stage) to
	NINE MONTHS Ended Sept 30,		September 30, 2004
	2004	2003	(as restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,211,911)	$(1,311,590)	$(19,893,987)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation & Amortization	55,183	49,686	293,571
Shares issued in exchange for services
and charged to professional fees	232,825	118,000	487,325
Shares issued for stock performance plan	332,425	400,000	1,876,675
Shares issued under section 144-control position	9,100,000	-	10,150,000
Shares issued for other services	1,750,500	64,500	2,055,500

Abandonment of furniture & equipment	-	-	30,809
Bad debt expense	-	-	6,343
Write-off of goodwill	-	-	464,831

CHANGES IN CURRENT ASSETS AND CURRENT LIABILITIES:
<Increase> decrease in current assets:
Prepaid expenses	-	(64,500)	-
Accounts receivable	(56,852)	-	(63,195)
Security deposit	(2,473)	7,903	(3,738)
Media inventory	-	(100,000)	-
Increase <decrease> in current liabilities:
Accrued expenses	(16,378)	20,272	554,081
Accrued wages payable	(74,500)	63,000	179,350
Advances from	47,036	(29,208)	912,488
related parties

NET CASH USED FOR OPERATING ACTIVITIES	155,855	(781,937)	(2,949,947)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	(24,464)	-	(378,046)
Acquisition of software	-	-	(25,000)
<Purchase> of goodwill	-	-	(464,831)
Acquisition of patent, copyright, and domain protection	(924,000)	-	(924,000)

NET CASH <USED> FOR INVESTING ACTIVITIES	(948,464)	-	(1,791,877)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance <repayment> of notes payable	-	-	1,704,807
Shares issued for note	-	-	(95)
Shares subscribed	(254,300)	156,000	235,300
Sale of common stock	1,030,100	750,956	2,804,655
Sale of preferred stock	1,000	-	1,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	776,800	906,956	4,745,667

NET INCREASE <DECREASE> IN CASH	(15,809)	125,019	3,843

CASH, beginning of period	19,652	466	-

CASH, end of period	$3,843	$125,485	$3,843

SUPPLEMENTAL DISCLOSURE:
Penalties and interest	$1,250	$6,312	$26,009
Income taxes	0	0	0
Penalties and interest
Other Interest expense	$-	$25,429	$42,056

Noncash investing and financing activities

Shares issued for debt	-	-
Shares issued for services & charged to professional fees	232,825	182,500
Shares issued for stock performance plan	332,425	400,000
Shares issued under section 144 - control position	9,100,000	-
Shares issued in exchange for extended business model	-	-
Shares issued in exchange for services	1,750,500	-
Shares issued for intangible assets	924,000	-

	$12,339,750	$582,500
No significant amounts of taxes were paid during the periods shown above.

See Notes to Financial Statements

Page - 7

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

In November 2003, the Company changed its name to XRAYMEDIA, INC. (XRYM) from XRAYMEDIA.COM.

The Company is incorporated in the United States in the state of Minnesota and operates in Vancouver, British Columbia and New York. The Company’s principal business is a general media Internet supersite portal currently under development. The website XRAYMEDIA.com, when completed, will be comprised of a main general media supersite portal that will branch out into media specific business portals: Buy & Sell Services; Public Relations Services; and Advertising Agency Services (Live Media Marketplace).  Additionally, the Company has finished the Xrbater.com website during the quarter ended September 30, 2004. The Company intends to sell conventional media advertising space, online advertising, and advertising and public relations services via its internet site. Because the Company is in the development stage, the accompanying financial statements should not be regarded as typical for normal operating periods.

Basis of Presentation

The unaudited balance sheet of Xraymedia, Inc. (the "Company") as of September 30, 2004 and the unaudited statements of operations and accumulated deficit for the three months and nine months ended September 30, 2004 and 2003 and the statements of cash flow for the nine months ended September 30, 2004 and 2003 are presented. These have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Page - 8

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

d. Issuance of preferred and common stock

The issuance of common stock for other than cash is recorded by the Company at managements estimate of the fair value of the assets acquired or services rendered, whichever is more readily determinable. The value is discounted for restricted stock for the time that restrictions are placed on the stock.

e. Income taxes

No income taxes are payable for the nine months ended September 30, 2004 and 2003. The Company has net operating losses of approximately $19,900,000, which will expire in the 20th year from the date the losses were incurred, i.e. from 2014 to 2024.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Principles (Continued)

h. Impact of Recent Accounting Standards

In December 2003, the FASB issued SFAS 132r, Employers' Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106. SFAS 132r revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The adoption of SFAS 132r did not have any impact on the Company’s financial condition or results of operations.

Page - 10

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDEDSEPTEMBER 30, 2004

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Principles (Continued)

i. Deferred tax assets

Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109 and consist primarily of net operating loss carry forward amounting to approximately $19,900,000. Because of the uncertainty of utilizing the net operating loss carry forward, the Company has provided a full valuation allowance against the deferred tax asset (See Note H).

j. Media advertising

The Company expenses all media advertising as incurred. For the nine month period ended September 30, 2004 and 2003, the Company charged to operations $71,591 (after a negotiated billing reduction) and $0 respectively.

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

m. Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at September 30, 2004, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

Page - 11

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2004 AND 2003

NOTE B - FIXED ASSETS

Property and equipment at September 30, 2004 consisted of:

2004
Furniture and equipment	$328,026
Software License	25,000
Less: Accumulated depreciation and amortization	(274,360)

Fixed Assets, net	$78,666

Depreciation expense on furniture and equipment for the three and nine months ended September 30, 2004 is $16,581 and $48,937, respectively. Amortization expense on the software license was $2,082 and $6,246 for the three and nine months ended September 30, 2004, respectively.

NOTE C - PATENTS, COPYRIGHT AND DOMAIN PROTECTION

Intangible asset protection for the Company’s new technology and interactive internet procedures. Patents, copyrights, and internet  domains (in progress) are included together due to overlapping areas:                      $924,000

Amortization (See Note A c.(3))                                                              0

TOTAL                                                                                      $924,000
                                                                                  =========

The renumeration was in the form of Section 144 Restricted Stock.

At September 30, 2004 all the intangible assets had finite lives. Amortization will commence after the patent and/or copyright has been granted. If the patent and/or copyright application is ultimately denied, the cost related to the application is expensed immediately.

NOTE D - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND ADVANCES

Accounts payable and accrued expenses at September 30, 2004 consisted of the following categories:

2004

Accrued Consulting expense	$98,629
Accrued Office expense	167,820
Accrued Professional fees expense	145,848
Accrued Website/Internet expense	231,114
Accrued Other expenses	1,310
Accrued Wages payable	179,350
Accrued Media advertising	46,813
Accrued Rent payable	47,459
Total Accrued Expenses	$918,3434

NOTE E - RELATED PARTY TRANSACTIONS

A shareholder and spouse of the Company President advanced money on a partially revolving basis without interest to the Company since 2001, to be used in daily operations. If the interest expense was imputed it would be immaterial to the financial statements taken as a whole and thus is not included. Balances as of September 30, 2004 show net repayments of $47,881.

The President charges XRAYMEDIA for his management fees in lieu of an employee salary. Management fees for the nine months ended September 30, 2004 and 2003 were $68,299 and $59,607 respectively and are included in consulting in the Statement of Operations and Accumulated Deficit. XRAYMEDIA owed the President’s management company $83,219 as of September 30, 2004 for these services which are included in accounts payable on the Balance Sheet. In addition the President advanced XRAYMEDIA $86,190 during the quarter without specified terms of repayment and without interest.

NOTE F - STOCK PERFORMANCE PLAN

The Board of Directors offers common stock, on a discretionary basis, to certain individuals who have been instrumental in the Company’s continuance. In the two quarters ended September 30, 2004 no shares were issued under this plan, but in the quarter ended March 31, 2004, 3,044,773 restricted Section 144 shares of common stock were issued. Because of the one year restriction, these were priced at $0.07 per share, 70% of the closing price on the day of issuance. This total includes 1,075,000 shares issued in the employee’s names, but delivered in stages. The first during April, one third of the shares was upon completion of the new website. The remainder of the shares were issued upon presentation of the new Live Media Marketplace (LMM v5.0) and partnership venues. During the years ended December 31, 2003 and 2002, 1,000,000 shares and 5,350,000 shares were issued of common stock under the stock performance plan, respectively. The shares issued are valued at fair market value at the date of issuance, ranging from $0.03 to $0.40 per share, and were recognized in compensation expense in the Statements of Operations and Accumulated Deficit.

Page - 12

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

NOTE G - EQUITY TRANSACTIONS

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

In November 2003 the Corporation changed its name to Xraymedia, Inc.. This change necessitated new stock certificates being issued to existing shareholders and the stock to trade under it’s new name and ticker symbol "XRYM".

Stock Transaction - in the three quarters September 30, 2004 and to the date of this report, November 17, 2004, are as follows:

Non voting Convertible Preferred Stock: 1,000,000 shares issued at their par value $0.001 per share.

Charged to compensation expense            $9,100,000.

Restricted under Section 144, and recorded at 70% of FMV on the date of issuance.

If converted, stock remains covered by the SEC‘s control position release rules.

Voting Common Stock : Authorized 250,000,000 shares.

A recap of stock transactions by quarters is as follows:

	# of Shares	Price
I. Quarter ended March 31, 2004

a.Cash transactions Cash subscriptions received by December 31, 2003	4,038,333	$0.10 - 0.15
Cash subscriptions received January to March 2, 2004 (audit date)	2,875,000	0.03 - 0.12
Cash subscriptions received March 3 to September 30, 2004	8,258,334	0.03 - 0.12
Total issued for cash during quarter	15,171,667

Performance plan	3,044,773	0.07
Issued for services past and future	10,330,227	0.07 - 0.11
Issued for patent/domain protection	13,200,000	0.07
Total issued for non-cash transactions	26,575,000
Total common shares issued	41,746,667

Common shares issued to December 31, 2003	98,935,500

Total common shares issued to March 31, 2004	140,682,167

II. Quarter Ended June 30, 2004

a. Shares issued non-cash transactions
Issued for past services	1,000,000	0.12

Total common shares issued to June 30, 2004	141,682,167

III. Quarter Ended September 30, 2004

a.Shares issued for non-cash consideration for past considerations	1,350,000	0.08
Total common shares issued 09/30/04	143,032,167

Page - 13

 XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

	# of Shares	Price
Future share issuance is restricted by the following:
Unexpired warrants as of November 15, 2004	4,000,000
Unconverted preferred shares	100,000,000
Remaining cash subscriptions from September 30, 2004	433,332
Total share issuance restriction	104,433,332
Total shares issued as of September 30, 2004	143,032,167
Total possible shares	288,317,164

Subsequent to September 30, 2004 the Company issued 7,351,665 shares of common stock in connection with common stock subscriptions as of September 30, 2004, with a remainder of 433,332 shares to be issued.

NOTE H - NET OPERATING LOSS CARRY FORWARD

The net operating loss carry forward since inception is as follows:

Year	Net Operating Loss	Year of Expiration
2004 - First Nine Months	$11,211,911	2024
2003	2,012,733	2023
2002	1,679,917	2022
2001	1,571,200	2021
2000	1,671,139	2020
1999	205,851	2019
1994-1998	1,541,236	2014-2018

	$19,893,987

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has recorded a valuation allowance for the full amount of the net deferred tax asset because of uncertainties as to the amount of taxable income that would be generated in future years. The change in the valuation allowance was $220,749 for the quarter ended September 30, 2004.

Page - 14

 XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

NOTE I - GOING CONCERN

The Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. However, the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has been in the development stage since March 1, 1994. It is the Company’s intention to grow through generating sales. Iin order to support existing operations, the Company plans to seek additional financing, form strategic partnerships to generate revenue, and acquire additional shareholder capital. The ability to achieve these objectives raises substantial doubt about the company’s ability to continue as a going concern.

NOTE J - JOINT VENTURES

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

Joint venture F was the only joint venture signed during 2004. The transaction fee (15% of the media trade) is split between the two parties. Additionally, if Xraymedia brings the buyer to the purchase they receive 50% of the net profits from the sale. No revenue was generated from the joint venture during the quarter ended September 30, 2004.

Joint Venture	Company Investment in Joint Venture	Profit Sharing Percentage	Joint Venture revenue for First Three Quarters 2004
A	$0	50%	$0
B	$0	50%	$0
C	$0	20%	$0
D	$0	40%-50%	$0
E	$0	15%-20%	$1,588
F	$0	7.5%-50%	$0

It was during the quarter ended March 31, 2004, the $1,588 in revenues were generated under the above agreements and XRAYMEDIA, INC. incurred $76,759 in media advertising expenses associated with the joint ventures during the same period. No revenues were earned, nor advertising media expense were incurred in the 2nd & 3rd quarter of 2004.

Joint ventures D & E were discontinued by mutual consent during the quarter ended March 31, 2004.

Page - 15

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGES)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

NOTE K - COMMITTMENTS

During February 2003 the Company signed a three-year lease agreement for office space in Vancouver, B.C. The term of the lease extended from May 2003 through April 2006. The minimum monthly rent payments are $6,690. Future minimum lease payments are as follows:

2004                $ 6,830
2005                 81,960
      2006                 27,320
Total               $ 116,110

Rental and other occupancy expenses for the nine months ended September 30, 2004 is $62,491.

 NOTE L - STATUTORY VIOLATION

During the year ended December 31, 2002 the Company did not remit required payroll taxes for employee withholdings and Company related payroll tax expenses. These withholdings and expenses were accrued as an account payable at December 31, 2002 in the amount of $47,540, including violation penalties and interest in the amount of $22,809. Subsequently, in 2003, the Canadian Revenue Agency (CRA) assessed a tax lien against the Company for these unpaid payroll taxes. The Company made the final payment during the quarter ended September 30, 2004 The total amount owing CRA at September 30, 2004, in this regard is $0.

During the third quarter of 2004 the CRA conducted a further audit and assessed an additional $30 for the year 2003, but advised that some portion of earlier penalties/interest would be reversed. The specific amounts would be calculated during the 4th quarter. In the interim the CRA has advised the Company not to remit any holdings for August and September, until the amount is determined. CRA does not make a practice of cash refunds in these matters. The amounts involved are not deemed sufficient to require a restatement of prior financials, but have created a reverse balance in interest/penalty expenses for the period.

NOTE M - THREATENED LITIGATION

Due to the on-going negative cash flow the Company has been unable to pay certain vendors for services.. Certain items have been forwarded to collection agencies and legal action has been threatened. No additional liability has been accrued beyond the original amount payable.

NOTE N - SUBSEQUENT EVENTS

Subsequent to September 30, 2004 the Company has issued 40,851,665 shares at prices in effect on the relative date of issue or as agreed to in the private placement subscriptions, refer to Note G.

Page - 16

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Management Statement:

On July 23, 2004, XRAYMEDIA announced the release of the XRBarter website, www.xrbarter.com. The XRBarter system allows clients to instantly reach the worldwide barter industry while using the live negotiating technology. In the past XRAYMEDIA attempted to work in the barter industry, with the previous Live Media Marketplace (LMM) v3.0. XRAYMEDIA created this solo barter system using real time technology.

On August 29, 2004, XRAYMEDIA announced the signing of a revenue sharing agreement, which calls for this partner to bring in $250 million in gross media to the Live Media Marketplace for buying and selling with a minimum of $50 million per year for the next 5 years. XRAYMEDIA will be accommodating an interface for this partner to allow the facilitation of a flow of media and transactions onto our website. As of the quarter end no revenue had been produced from this agreement.

During the quarter ended September 30, 2004, the Company began and completed the newest version of the real-time negotiating technology, Live Media Marketplace (LMM) v5.1. This latest version has added features like "Express Matches", to accelerate the order creation process, and "Match Priority Icons", allowing clients to rank their media matches according to their personal importance. Other features include allowing matches to be ranked as Priority #1 or #2, with all other considerations becoming Priority #3. It also allows "Order Change History" for users to observe and track their consecutive changes in their personal media orders. LMM v5.1 builds on LMM v5.0 which, allowed the user to buy or sell orders, choose from their media matches and initiate multiple negotiations simultaneously, in real-time.

On October 14, 2004 XRAYMEDIA announced that in co-operation with R-Style Entertainment Inc., the company entered into a venture with Los Angeles based, entertainment management firm, Relativity Management, Inc. providing both Bridge and Full motion picture funding for development and physical production on a global basis. XRAYMEDIA is working with Relativity Management to bring $100 million of investment capital to both pre- and post-film production financing for feature films Relativity has slated to be funded through two of its newly formed finance funds. Additionally, XRAYMEDIA expanded its agreement with Relativity, announced on November 17, 2004, to include a range of advertising services and ventures capitalizing on our collective advertising experience and online, real time negotiating live technology.

PLAN OF OPERATIONS;

XRAYMEDIA's plan of operations for the remainder of the year 2004 will consist of continuing to build on its revenue stream through increased transactions in the LMM v5.1 and the new XRBarter System through working with its revenue partners and registered users. Additionally, the company will work with its corporate trade partners and wholesale liquidators to assist in liquidating the trade inventory from the "Corporate Trade Transaction Fees" received from the use of the LMM. Based on accounting principles generally accepted in the United States of America the inventory will not be reflected in the financial statements until the company has liquidated the goods. The Company is negotiating to sell these assets for cash to an unrelated party. During the remainder of this fiscal year, XRAYMEDIA intends to show how this plan will translate into strong cash flow for the Company.

Going forward XRAYMEDIA will continue to focus on the three areas that we feel will add significantly to shareholder value: transactional business flow, cash flow, and liquid asset accumulation.

Page - 17

A. RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Sales

Revenues for the three months ended September 30, 2004 and 2003 were $45,010 and $0, respectively. The revenue was generated primarily from advertising services and technical support.

Losses

Net losses including penalties and interest remissions for the quarter ended September 30, 2004, decreased to $551,874 over the same period in 2003 of $836,061, a decrease of approximately 34% (approximately $284,000). The major factor involved was the non-cash compensation expense in 2003 of $400,000 compared to $0 in 2004.

 XRAYMEDIA expects to continue to incur losses at least through fiscal year 2004 and there can be no assurance that XRAYMEDIA will achieve or maintain profitability from revenues that may be generated or that growth can be sustained in the future.

 Expenses

After including penalties and interest remission/expense (see Note L of the financial statements) of ($14,212) versus $4,756 for the respective quarter ended September 30, 2003. Selling, general and administrative expenses decreased to $521,673 from $784,157 for the same quarter in 2003. The decrease in selling, general and administrative expenses was as mentioned in the losses first paragraph.

Depreciation and amortization expenses for the quarters ended September 30, 2004 and September30, 2003 were $18,663 and $16,562 respectively.

Research and Development expenses increased during the three months ended September 30, 2004 to $56,548 from $35,342 for the three months ended Sept 30, 2003. The company has spent more heavily in 2004 to expedite the development and launch of its Media Service Portal of the Live Media Marketplace.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPT 30, 2003

Sales

Total revenues for the first two quarters of 2004 were $69,098 and $0, for the same period in 2003.

Losses

Net losses for the nine months ended September 30, 2004 substantially increased to $11,211,911 from $1,311,590 for the same period ended Sept 30, 2003. The increase in losses was primarily attributable to increased compensation expense.

Page - 18

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

Expenses

Selling, general and administrative expenses including penalties and interest for the nine month sended September 30, 2004 increased to $10,903,774 from $1,131,673 for the nine months ended September 30, 2003. The increase of approximately $9,770,000 in selling, general and administrative expenses was over 90% attributable to the compensation expense category referred to in the proceeding paragraph, with increases in Investor Relations of approximately $375,000 and Marketing/Media Advertising of approximately $190,000. Settlement of these amounts were a mixture of cash and shares.

Depreciation and amortization expense for the nine months ended September 30, 2004 and 2003 were $55,183 and $49,686 respectively. Research and Development expenses increased during the nine months ended September 30, 2004 to $252,954 from $130,231 for the nine months ended September 30, 2003. The Company’s expenditures for research and development should decrease as the Company gets closer to ending the development stage of business, as indicated by the schedule of the three month comparative.

B. Liquidity and Capital Resources

Cash flows from operations was $155,855 for the nine months ended September 30, 2004 and used by operations for the nine months ended Sept 30, 2003 was $(781,937). The decrease in negative cash flow for the nine months ended September 30, 2004 was primarily attributable to share issuance not requiring cash.

Cash flows generated by investing activities were a negative $948,464 for the nine months ended September 30, 2004 and $0 for the nine months ended Sept 30, 2003. The substantial increase is negative cash flow is attributable to the payment, in restricted shares, for protection of patents, copyrights and domain.

Cash flows generated from financing activities was $776,800 for the nine months ended September 30, 2004 and $906,956 for the nine months ended Sept 30, 2003. XRAYMEDIA's financing activities for the two periods primarily consisted of the sale of XRAYMEDIA's common stock pursuant to private placements.

Page - 19

XRAYMEDIA has funded its cash needs over the period covered by this Form 10-QSB through the issuance of its common stock for cash, and for services. XRAYMEDIA realizes this is still not sufficient working capital over the next quarter. XRAYMEDIA anticipates it will meet its needs in part through outside advances, the sale of additional shares of its common stock pursuant to a registration statement or an appropriate exemption from registration and through revenues generated by the Company’s Live Media Marketplace.

C. Capital Expenditures

XRAYMEDIA made no significant net capital expenditures on property or equipment  during the three quarters ended September 30, 2004 and 2003. The major planned capital expenditure is further website development. XRAYMEDIA has budgeted $100,000.00 to purchase the additional equipment or programs needed for this development and XRAYMEDIA intends to contract sometime in the near future to complete this work. XRAYMEDIA also plans to raise operating funds by a mixture of debt and stock to provide monies needed for their new projects.

XRAYMEDIA's budgeted cash requirements are approximately $1,500,000 annually at present and are expected to rise to $2,000,000. The majority of our cash requirements will be used for personnel costs, professional fees, advertising, and further website development. These should be offset to some extent from revenue cash flow. The company will continue its earlier practice of settling some debt for shares.

 D. Income Tax Expense (Benefit)

XRAYMEDIA has net operating loss carry forwards of approximately $19,900,000. which will expire from 2014 to 2024. All available losses may not be utilized unless matching profits are earned.

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

Page - 20

Revenue Recognition
Revenue is recognized when the earning process is complete and the risk and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon the delivery of media to our customer. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin 101

Transactions that involve the exchange of goods or services for other goods or services are accounted for in accordance with APB 29 and the interpretations contained in EITF 93-11 and EITF 99-17. Accordingly, the Company generally records exchanges at the carrying value of the goods or services exchanged, which is typically zero, as the fair values of the goods or services exchanged lack readily determinable fair values within reasonable limits as the Company has no history of receiving cash in similar transactions. Therefore the earnings process has not been completed. The transactions involve barter as described further in Note K of the Financial Statements.

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

Valuation of Intangible Assets
The third critical accounting policy relates to intangible assets.  Our intangible assets consist of patents and copyrights.  We value our intangible assets at cost. In accordance with SFAS 142, "Goodwill and Other Intangible Assets", only intangible assets with finite lives are amortized.  At September 30, 2004 all our intangible assets had finite lives. We initiate amortization of intangible assets with finite lives after the patent or copyright is granted. If a patent or copyright application is ultimately denied, we immediately record an expense for the cost related to that application.

G.. Going Concern

XRAYMEDIA has suffered recurring losses from operations that raises possible doubts about its ability to continue as a going concern. Management plans in regards to these matters is to grow through business combinations rather than seek immediate, short-term earnings. However, in order to support existing operations and to fund proposed acquisitions, additional bank, private and/or equity financing must be obtained. Additionally, XRAYMEDIA plans to increase its sales through its website, www.xraymedia.com.

Additionally, due to the website launch delays and unexpected expenditures on internal development of replacement auction software it was necessary for management to arrange advances to XRAYMEDIA.

Page - 21

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

Page - 22

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

                SIGNATURE                                 TITLE                                     DATE: NOVEMBER 17, 2004

    /S/ RAYMOND DABNEY           PRESIDENT AND DIRECTOR
        RAYMOND DABNEY

Page - 23

EXHIBIT 31

Page - 24

CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Raymond Dabney, Chief Executive Officer of XRAYMEDIA, Inc. certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of XRAYMEDIA, Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

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

5.The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation in internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 17, 2004
Signature: /s/Raymond C. Dabney

  Raymond C. Dabney
Chief Executive Officer

Page - 25

CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Raymond Dabney,  Chief Financial Officer  of XRAYMEDIA, Inc. certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of XRAYMEDIA, Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

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

5.The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation in internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 17, 2004
Signature: /s/Raymond C. Dabney
Raymond C. Dabney
Chief Financial Officer

Page - 26

EXHIBIT 32

Page - 27

CERTIFICATION PURSUANT TO 18 U.S.C.
SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of XrayMedia, Inc. on Form 10-QSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Raymond Dabney, President and Chief Executive Officer of XrayMedia, Inc and a member of the Board of Directors, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

Date: November 17, 2004

Signature: /s/Raymond C. Dabney
Raymond C. Dabney
Chief Executive Officer

Page - 28

CERTIFICATION PURSUANT TO 18 U.S.C.
SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of XrayMedia, Inc. on Form 10-QSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Raymond Dabney, President and Chief Financial Officer of XrayMedia, Inc and a member of the Board of Directors, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

Date: Novermber 17, 2004
         Signature: /s/Raymond C. Dabney
                                     Raymond C. Dabney
                                Chief Financial Officer

Page - 29

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

Page - 30

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

Page - 31

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

Page - 32