Form 10KSB
period 2004-12-31
XRAYMEDIA COM INC
filed 2005-04-15
CIK 1097068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
1934 for the fiscal year ended December 31, 2004

[  ] Transition report under Section 13 or 15(d) of the Securities Exchange
Act of 1934 (No fee required) for the transition period from to

Commission file number: 0-27919

XRAYMEDIA Inc., fka XRAYMEDIA.COM Inc.
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

The issuer's total revenues for the year ended December 31, 2004, were $70,438.

On March 18, 2005, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 238,457,250. The market value of stock held by non-affiliates as of  March 18, 2005 was $1,937,853. On March 18, 2005, the number of shares outstanding of the registrants Preferred Stock, $0.001 par value (non-voting), was 1,000,000.

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

Page - 2

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

XRAYMEDIA is a traditional advertising agency that has developed leading edge live negotiating technology. From August 21st 2001 through to today, XRAYMEDIA has successfully launched three applications of the company’s Live Negotiating Technology. Available via two web-applications, the current release of XRAYMEDIA’s proprietary technology is featured within the Live Media Marketplace v5.1.1, and the Live Open Marketplace v5.2.

Recently diversified in its services XRAYMEDIA has announced the launch of The Screenwriter Dig, as well as the North American debut of the Asian Woman Magazine series, both direct results of strategic partnerships formed over the past 12 months. Complimenting the flurry of new activity for the Company, XRAYMEDIA has released a revised Corporate website highlighting the Company’s main areas of focus.

On November 15, 2004 the company released the latest version of the LMM v5.1.1 (LMM), featuring live negotiating capabilities. The system gives all registered buyers and sellers flexibility and negotiating power, enabling the general public to negotiate advertising purchases in real-time, via a powerful and cost effective platform. As an online tool, the LMM gives clients the ability to instantly find and negotiate with new media opportunities worldwide. The LMM provides a 128-bit encrypted secure forum for private, one-on-one, and one-to-many negotiations while dynamically loading and matching inventory changes and instantly updating new opportunities. The system is available for Private-labeled in-house use and live general public negotiations. All media trading activity takes place on each user’s private "Media Trading Floor" screen. Users can enter new media buy and sell orders, and negotiate choosing currencies from around the world. The live updating technology automatically creates "Media Matches" with "Media Orders" appearing on the user’s personal "Media Trading Floor". These matches are "Media Orders" placed by other users that match the users' Media Buy and/or Sell Order criterion. Once these matches are generated, all users can review the details and begin to negotiate in real-time. At any point both negotiating parties agree upon a price and close the deal online, simultaneously deleting the sold media orders from the screens of all other users. Recent additions to the LMM include the Media Tracker, and Media Navigator; both designed to further enhance the user’s real-time experience with live statistics and system information. With no sign up fees or monthly charges, the LMM is available to buyers and/or sellers of all media. XRAYMEDIA’s LMM maximizes its registered users' reach to find the optimum market price for any given media inventory without compromising the seller's proprietary pricing information or identity if they so choose.

Taking its live negotiating technology to the next level, XRAYMEDIA has now expanded the scope of its signature operating system. Currently, available through private licensing opportunities, the Live Open Marketplace (LOM) enables registered system users to buy and sell virtually anything they desire. With diverse listings from vehicles and jewelry, to books and antiques, the LOM provides a global online community marketplace for all to use. Further upgrades to the LOM include the implementation of new video and image components, which allow its users to thoroughly evaluate merchandise, and other such offerings, before initiating live negotiations. Similar in concept to that of eBay, the XRAYMEDIA system is essentially a technologically advanced auction, capable of accommodating the comprehensive online marketplace needs of the public at large. The Company's registered users can easily find and immediately negotiate on what they want, as XRAYMEDIA’s live negotiating technology enables consumers to negotiate the best possible price, with several vendors, simultaneously, in real-time. Auctions are currently employed by companies like eBay, who in back in 2002, had users list over 638 million items within eBay's marketplace, a 51% increase from the prior year alone. EBay’s net revenues totaled $1.21 billion in 2002, with the value of items sold for that year totaling $15 billion proving out the business model. eBay makes its money primarily from listing, feature, and final value fees collected from registered users who make use of the company's website to conduct their transactions. In 2003, eBay's success continued, as the company generated net revenues of $2.17 billion, representing a 78% increase over the previous year.

The Company has created an opportunity for all, in effect, to form their own virtual storefront, allowing sellers the chance to make money by selling their new or used goods, at a price that they deem appropriate. XRAYMEDIA’s live negotiating technology provides the next level of Internet purchasing power, instant access to thousands of items while sorting, matching and real-time simultaneous negotiations for all registered users. By creating a private licensing business opportunity for this technology application, XRAYMEDIA has created a new potential revenue stream, as interested entrepreneurs approach the company looking to private label, their own open marketplace. Setting the stage for dynamic live negotiations for any item listed in the system's inventory; the Company will build a series of private labeled e-commerce websites, all connected through its real-time tracking system and pointed towards a central live negotiating marketplace, the LOM. While each private labeled site will represent its own online storefront, or virtual marketplace, all users are still able to enjoy the benefits of a comprehensive, common goods and service listing base, for all online marketplace transactions.

Page - 3

From the first day of the revised Live Media Marketplace v3.0 launch with the new corporate trade modules XRAYMEDIA has amassed a substantial amount of corporate trade transactions through its corporate trade partners and affiliates. Trade volumes reached a peak of approximately $55,000,000.00 in corporate trade transactions from its partners in the Live Media Marketplace v3.0. As one of the partners by contract, XRAYMEDIA received goods in consideration for use of their marketplace, which will be liquidated and realized as soon as practicable. Based on Accounting Principles Generally Accepted in the United States the “Corporate Trade Transactions Fees” to date will not be reflected in the financial statements until the company has liquidated the goods. The Company is in the process of selling all the goods for cash to an unrelated party.

XRAYMEDIA has received several joint venture opportunities, over the past year. The Company has been selective in its consideration of these various proposals, and has chosen to move forward with those deemed to be inline with XRAYMEDIA’s global interests. The first such project is simply called The Screenwriter Dig (TSD). Born out of XRAYMEDIA’s established partnership with Hollywood entertainment conglomerate, Relativity Management, XRAYMEDIA sponsors this contest quest to find quality scripts and pitches for potential further development by famous producer, and contest host, Mark Canton. In his two decades of experience in the entertainment industry, Mark Canton has helped bring more than 300 pictures to the silver screen. Canton initially joined Warner Bros. in 1980. He rose to Senior Vice President in 1983 and by 1985 was named President of Worldwide Theatrical Production. During his tenure at Warner Bros., Mr. Canton was instrumental in developing - among others - the Batman, Lethal Weapon, and National Lampoon's Vacation franchises. Entertainment remains one of America's largest exports. Box office records are broken nearly every year and television-advertising revenues are at all-time highs. Revenues from all sources of media and entertainment (film, music, video games, publishing, etc.) are expected to reach $571 billion by 2006 (Price Waterhouse Coopers). Since the birth of the industry, Hollywood, as a city and an institution, has represented a gateway to fame, excitement and intrigue that appeals to many people worldwide. Over the course of this competition, launched April 12, 2005, XRAYMEDIA will provide the online expertise and infrastructure for The Screenwriter Dig, while Mark Canton brings creative expertise as well as access to the major motion picture studios and television networks. Through The Screenwriter Dig, writers from all over the country and world are given the chance to have their screenplays, teleplays and television and film pitches read by Mark Canton and his creative staff. At the end of the year one of each type of project (i.e., film script, TV pitch, etc.) will be chosen for further development and submission to a studio for production consideration. By opening the doors to a seasoned Hollywood producer like Mark Canton, aspiring filmmakers who traditionally would never get the attention of a producer of Mark Canton's caliber, now have a means by which to showcase their talents.
With the potential to generate significant revenues, for XRAYMEDIA, The Screenwriter Dig has features nominal fees ranging from $10.00 up to $29.00 per submission. Overall cash flow is conservatively projected at over $8,000,000 for the first year of the competition alone. Increases of 25% for each subsequent year are expected in future TSD contest.

XRAYMEDIA has partnered exclusively with the Asian Woman Media Group to represent all North American and International advertising for the company’s five magazines. Currently published by, AIM International, one of the largest Asian print publishers in the UK, the Asian Woman Media Group is bringing five established magazines, all geared towards the South Asian demographic, to North America. These leading publications include Asian Woman, as well as Asian Bride wedding magazine. Both of these premier periodicals are the first Asian publications to be certified by the Audit Bureau of Circulation (ABC). An International regulatory body established since, 1914, the, the ABC is a non-profit organization auditing publications in accordance with recognized standards, which govern, among other things, how publishers report their circulation statistics. Asian Woman is the best selling Asian magazine in the UK, Europe and even the world; and Asian Bride remains the fourth biggest mainstream bridal title in the UK since 2002. Well known throughout the South Asian community, Asian Woman, one of the company's benchmark publications, has a circulation of over 1 million readers alone. With widespread appeal, these magazines have already garnered 23% readership from outside the Asian community. XRAYMEDIA's exclusive rights will be initially focused on bringing North American advertising content to both Asian Woman and Asian Bride magazines. With a current fee structure that allocates 50% of all generated ad-sales revenues to XRAYMEDIA, the Company has initiated a marketing plan to be rolled-out, first across all major North American markets and then Internationally as the magazine’s reach grows.

Page - 4

XRAYMEDIA

B. DESCRIPTION OF BUSINESS MODEL

EXECUTIVE SUMMARY

John Hagel of McKinsey coined the term “infomediaries” to describe intermediaries who sell information about a market, creating a platform on which buyers and sellers can do business. Many Internet researchers now believe that perhaps the most profitable pure Internet companies, as well as the most influential, will be business-to-business infomediaries, who will have the ability to re-organize entire industries. Red Herring, an Internet aficionado magazine, recently called the emergence of "Internet Infomediaries" the next bastion of economic activity to profoundly impact the Internet. Infomediaries represent a new category of entrepreneurs. Through the development of its online SuperPortal - and more specifically, its Live Negotiating Technology - XRAYMEDIA has membership in this rare category.

XRAYMEDIA’s objective is to become a premiere media company, encompassing everything from advertising to entertainment. As part of the fifth-fastest growing sector in the US economy, industry experts anticipate a 6.3 percent compound annual growth rate in media spending, over the next few years with an upsurge in 2006 and 2007. PricewaterhouseCoopers forecasts that global entertainment and media spending will reach a record $1.4 Trillion by 2007, with advertising capturing $375 billion of that market.The traditional process of buying media as well as various products or goods is usually cumbersome and time-consuming for buyers, and can serve to effectively shrink sellers’ consumer base.

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

Currently, there is a scattered presence of online auction sites. Sites such as eBay.com have made the online auction famous. In terms of business-to-business eCommerce services for buying and selling premiumgoods and/or services, major competitors have included Onemediaplace, Reuters, Marketron. These companies generated substantial traffic and have reported several millions in revenue with their media auctions and Internet media buying services, signaling the desire among media professionals for a coherent and convenient way to conduct business.

XRAYMEDIA breaks new ground, as the Company remains the only business to host a Live Negotiating Marketplace with real-time negotiating technology. XRAYMEDIA is positioned to surpass any potential competition by offering the services of a traditional advertising agency, and by supplementing these services with an all-encompassing services package - as presented at XRAYMEDIA’s SuperPortal located at www.xraymedia.com.

THE XRAYMEDIA MISSION

XRAYMEDIA is positioned to become an industry leader, providing cutting edge live negotiating technology to multiple industries through its premiere business-to-business web site.

Central to XRAYMEDIA is its unique live negotiating technology; under years of development this technology has been solely deployed in media industry. Available to the global community, 24 hours a day, 7 days a week, XRAYMEDIA now releases this proprietary technology to virtually every industry worldwide, with video and image components allowing users to thoroughly evaluate merchandise, and other such offerings, before initiating live negotiations. XRAYMEDIA proudly releases one of the most powerful technologies in live Internet negotiating for online marketplaces today.

Page - 5

The company believes that:

Currently, significant untapped opportunities exist in the area of eCommerce

An Online SuperPortal has the ability to replace outdated and inefficient methods of Internet transacting that is, selling and purchasing online

An Internet SuperPortal can replace outdated and inefficient methods of accessing an Advertising Agency, a Media Buying Firm, a Public Relations department, a Marketing firm, and Design Services;

There are opportunities to garner income from cooperative relationships between subscribing outlets, agencies, agencies offering services through the XRAYMEDIA SuperPortal, and XRAYMEDIA itself.

XRAYMEDIA has assembled the partners and technology to enable it to expand on its vision: XRAYMEDIA's mission is to provide an Online SuperPortal site to the general business community and professionals alike. This will make all markets more accessible and user-friendly to national and local system-users alike, by streamlining and centralizing the process of buying media, as well as goods. Sellers can avail themselves of a broader, more global marketplace.

We have a common goal of bringing new efficiencies to the online marketplace. By doing so, we can increase corporate billing and profitability prospects, creating better results and generating additional revenue for all involved.

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

The Internet auction - defined as an exchange of products or inventory through online communication channels and computer applications for a specific community of practice - represents a particularly timely and exciting growth opportunity. According to Jupiter Communications, online business-to-consumer auctions moved $3.2 billion worth of merchandise annually as of 2002; this figure can be added to further sales conducted person-to-person. A survey conducted by PricewaterhouseCoopers found that online advertising revenues surpassed the $1.0 billion mark for the first time in the third quarter of 1999, and a recent survey on online spending indicates that online auctions accounted for $644 million in the first quarter of 2000 (Harris Interactive) and has grown substantially since.

THE XRAYMEDIA ONLINE SUPERPORTAL

Our first milestone - completed in its test phase on October 24, 2000 - was to create an online presence: XRAYMEDIA’s Online SuperPortal. The SuperPortal is divided into three distinct sub portals (Corporate Culture, Media Services, and Community Resources). Each sub portal is designed to deliver a specific objective in making the practice of buying and selling media, or entertainment a convenient and cohesive process. As we grow, both as a site and as a company, we will expand to include a full set of services and tools for the industry professional.

THE XRAYMEDIA OPPORTUNITY

XRAYMEDIA streamlines the existing process of buying and selling online; allowing professionals to use new methods for transactions, such as Live Negotiations. This means that buyers and sellers are eager to use our services, and that the company is more likely to secure a significant long-term revenue stream. XRAYMEDIA will be the first and only Internet site that integrates Live Negotiating Technology with a network of best-of-breed media products and services tailored to the needs of all industries around the world in a single facility. The Online SuperPortal supplies buyers and sellers with a more proficient and cost effective way to buy and sell their media or goods. Our Live Negotiating technology provides an efficient means of executing every thing from media schedules for advertising agencies and direct advertisers, to inventory tracking for the small business users. To this essential function for professionals and the general business community, XRAYMEDIA adds a vast array of other tools and services. The Online SuperPortal is a full-service, convenient, and efficient resource for the general business community and industry professionals alike.

Page - 6

CORPORATE STRATEGY

XRAYMEDIA intends to successfully establish its Online SuperPortal as the premiere site for the general business community and professionals. We will provide fast, efficient, and reliable information, and essential resources in a user-friendly format. Our database will capture details resulting in corporate and customer profiling, which will allow buyers, sellers, and advertisers to develop their businesses in direct response to their market.

XRAYMEDIA’s graphical interface will simplify user operations and provide required services through the Online SuperPortal by:

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

XRAYMEDIA will implement business-to-business eCommerce systems such as our Live Negotiating Technology. The availability of other traditional services such as our Advertising Agency, Public Relations department, Request For Proposal (RFP), Design Services, complimented with the Company’s entertainment ventures - makes XRAYMEDIA’s Online SuperPortal a full-service online mall. The development of other resources like free web-based email and an online chat forum will further enhance the attractiveness of the site because of its convenience for a variety of functions.

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

Page - 7

Risk Factors

1.           Going Concern. The Company has experienced operating losses and its ability to continue as a going concern in the future is dependent upon achieving profitability and/or securing sufficient additional capital at terms economically acceptable to the Company.

2.           Company with Limited History of Earnings. The Company has a limited operating history and is subject to all of the risks inherent in a developing business enterprise, including lack of cash flow and service acceptance.

3.           Development and Market Acceptance of Services. The Company’s success and growth will depend in part upon the market’s acceptance of, and the Company’s ability to deliver and support, the Company’s services.

4.           Dependence on Technology Suppliers. While the Company currently relies upon certain outside technology suppliers, the Company believes that there are numerous other outside technology suppliers that perform the same services. Accordingly, the Company believes that if current technology suppliers could not, or would not, furnish future services to the Company, the Company could obtain such services from other sources without interruption of its operations.

5.           Liquidity; Need for Additional Financing. The Company believes that it does not have the cash it needs for the next twelve months based upon its internally prepared budget and expansion plans. Further, the Company’s cash requirements are not easily predictable and there is a possibility that its budget estimates will prove to be inaccurate. If the Company is unable to generate a positive cash flow, it will be required to curtail operations substantially and seek additional capital. There is no assurance that the Company will be able to obtain additional capital if required, or if capital is available, or can be obtained on terms favorable to the Company. The Company may suffer from a lack of liquidity in the future, which could impair its short-term marketing and sales efforts and adversely affect its results of operations.

6.           Competition. Most of the Company’s competitors have substantially greater financial, technical and marketing resources than the Company. In addition, the Company’s services compete indirectly with numerous other suppliers of media services and online marketplaces. As the market for the Company’s services expands, the Company expects that additional competition will emerge and that existing competitors may commit more resources to those markets.

7.           Reliance upon Directors and Officer. The Company is primarily dependent, at the present, upon the personal efforts and abilities of its President and Director, Raymond C. Dabney, who exercises complete control over the daily management of the Company.

8.           Issuance of Additional Shares:  The Company has issued nearly its entire current authorized limit of 250 million shares and, in order to continue its growth plans, the Company needs to increase its authorized share amount. The Company is in the preliminary stage of proposing amendments to the Articles of Incorporation to increase the authorized capital of the Company from 250 millions shares of Common Stock, par value $0.001, to 750 million shares of Common Stock, par value $0.001. Additionally, the proposed amendment includes the increase in Preferred Stock from 1 million to 11 million, par value $0.001 consisting of three separate classes; 1) 5,000,000 Preferred Stock Series A, par value $0.001, convertible at a rate of 1 to 100 shares of Common Stock, with all voting rights converted at the same rate, 2) 1 million shares of Preferred Stock Series B, par value $0.001, converted at a rate of 1 to 1 share of Common Stock with all voting rights converted at the same rate., and 3) 5 million shares of Preferred Stock Series C, par value $0.001, with a conversion rate of 1 to 1 share of Common Stock with all voting rights converted at the same rate. The currently issued and outstanding shares of Preferred Stock would be designated as the type 1 described above.

Page - 8

9.           Indemnification of Officers and Directors for Securities Liabilities. The laws of the State of Minnesota provide that the Company could indemnify any Director, Officer, agent and/or employee as to those liabilities, and on those terms and conditions, as are specified in the Corporation Act of the State of Minnesota. Further, the Company may purchase and maintain insurance on behalf of such persons whether or not the corporation would have the power to indemnify such persons against the liability insured against. The foregoing could result in expenditures by the Company and prevent any recovery from such Officers, Directors, agents and employees for losses incurred by the Company as a result of their actions. Further, the Company has been advised that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

10.         Cumulative Voting, Preemptive Rights and Control. There are no preemptive rights in connection with the Company’s Common Stock. Shareholders may be further diluted in their percentage ownership of the Company in the event that additional shares are issued by the Company in the future. Cumulative voting in the election of Directors is not provided for. Accordingly, the holders of a majority of the shares of  Common Stock, present in person or by proxy, will be able to elect all of the Company’s Board of Directors.

11.         No Dividends Anticipated. At the present time, the Company does not anticipate paying dividends, cash or otherwise, on its Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors.

ITEM 2. DESCRIPTION OF PROPERTY

XRAYMEDIA has amalgamated its operations offices to one composite location; 555 West Hastings Street, Suite 1560, Vancouver B.C. V6B 4N6, housing the corporate operations and the servers.

. The facilities contains approximately 3,000 square feet of office space on a month-to-month basis for $8,800 dollars per month. XRAYMEDIA believes that this facility is generally suitable and adequate to accommodate its current operations and that such facility is adequately insured.

ITEM 3. LEGAL PROCEEDINGS

In October 2004, an action was filed against the Company for alleged breach of contract. The Plantiffs seek in excess of $20 Million in damages and issuance of 125 Million shares of the Company’s Common Stock. The Company has filed an answer and is vigorously defending the action, denying any and all liability, and has filed a separate action against the principals of the Plantiff LLC’s seeking damages. The action is in the preliminary stages and no discovery has been commenced.

Legal experts hired by the Company cannot predict whether the likelihood of an unfavorable outcome is probable or remote. Therefore, no liability has been recognized by the Company as of the date of this report. While the outcome of this claim cannot be predicted with certainty, management does not believe that the outcome of any pending legal matters will have a material adverse effect on the financial position, although results of operations or cash flows could be affected in a particular period.

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

The Company is in the preliminary stage of proposing amendments to the Articles of Incorporation to increase the authorized capital of the Company from 250 millions shares of Common Stock, par value $0.001, to 750 million shares of Common Stock, par value $0.001. Additionally, the proposed amendment includes the increase in Preferred Stock from 1 million to 11 million, par value $0.001 consisting of three separate classes; 1) 5,000,000 Preferred Stock Series A, par value $0.001, convertible at a rate of 1 to 100 shares of Common Stock, with all voting rights converted at the same rate, 2) 1 million shares of Preferred Stock Series B, par value $0.001, converted at a rate of 1 to 1 share of Common Stock with all voting rights converted at the same rate., and 3) 5 million shares of Preferred Stock Series C, par value $0.001, with a conversion rate of 1 to 1 share of Common Stock with all voting rights converted at the same rate. The currently issued and outstanding shares of Preferred Stock would be designated as the type 1 described above.

Page - 9

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

XRAYMEDIA's common stock is currently traded as a fully reporting issuer on the NASD Over The Counter Bulletin Board under the symbol "XRYM" through a Form 10-SB approved by the SEC.

The table below sets forth the high and low sales prices for XRAYMEDIA's Common Stock for each quarter of 2001, 2002, 2003, & 2004. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Quarter High Low
-----------------------------------
2001 First(1) .42 .14
Second(2) ..16 .03
Third(3) ..19 .04
Fourth(4) ..09 .04

Quarter High Low
----------------------------------
2002 First(1) .12 .03
Second(2) ..10 .02
Third(3) .. 10 .04
Fourth(4) .. 06 .03

Quarter High Low
-------------------------------
2003 First(1) . 06 .02
Second(2) .. 40 .04
Third(3) ..93 .22
Fourth(4) ..34 .09

Quarter High Low
-------------------------------
2004 First(1) .28 .09
Second(2) ..23 .05
Third(3) ..12 .06
Fourth(4) ..08 .03

Page - 10

RECORD HOLDERS

As of March 18, 2005, there is a total of 665 shareholders of record of whom  481 are considered active. They hold a total of 224,957,250 shares of Common Stock. The holders of the Common Stock are entitled to one vote for each share held  of record on all matters submitted to a vote of stockholders.  Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking  fund provisions applicable to the Common Stock. The Preferred stock of 1,000,000 shares can be converted to Common Stock on a 100 Common for 1 Preferred share but  have no voting rights directly. There are no redemption or sinking fund provisions applicable to the Preferred stock.

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

Sales

XRAYMEDIA has generated minimal net revenues from 2004 and 2003 operations,  the periods covered by This Form 10-KSB.

Losses

Net losses for the year ended December 31, 2004, increased to $15,633,919 from 2,012,733 in 2003, (an increase of 676%).

The increase in losses was attributable to a combination of several items, they  are - media project development, increase in compensation expense, patent copyright expense, media research, and investor relations. The increases were partially offset by a decrease in media advertising.

XRAYMEDIA expects to continue to incur losses at least through fiscal year 2005 and there can be no assurance that XRAYMEDIA will achieve or maintain profitability from revenues that may be generated or that growth can be sustained in the future.

Page - 11

Expenses

Selling, general and administrative expenses for the year ended December 31, 2004, increased to $15,136,510 from $1,720,439 for the year ended December 31, 2003, (an increase of 779%). The increase in selling, general and administrative expenses were the result of the various measures implemented by Company management to move the company into new areas outside of the media industry. Depreciation and amortization expenses for the years ended December 31, 2004, and December 31, 2003 were $73,492, and $66,951.

Research and Development expenses were $503,470 in 2004, and $219,479 in 2003(an increase of 129%). The increase was the result of the company’s further development of its Media SuperPortal to expand into other industries outside the media industry.

B. Liquidity and Capital Resources

The increase in negative cash flows for the year ended December 31, 2004 are primarily attributable to an increase in compensation expense, media project development, research and development, patent and copy right, and investor relations. The Company was able to reduce media advertising and hold occupancy, travel and professional fees constant while other expenses fluctuated slightly. For the year ended December 31, 2003, a decrease in negative cash flows was primarily attributable to a decrease in share costs re Sec.144 control position, coupled with increased borrowings.

Cash flows generated by operations were a negative $758,570 for the year ended December 31, 2004, a negative $1,178,914 for the year ended December 31, 2003.

Cash flows generated by investing activities were a negative $24,464 for the year ended December 31, 2004, $13,951 for the year ended December 31,2003. The increase is attributable to the purchase of fixed assets.

Cash flows generated from financing activities was $756,969 for the year ended December 31, 2004, and $1,212,051 for the year ended December 31,2003. XRAYMEDIA's  financing activities, in 2004 primarily consisted of the sale of XRAYMEDIA's  common stock pursuant to private placements.

XRAYMEDIA has funded its cash needs over the periods covered by this Form 10-KSB through the issuance of its common stock for cash, settlement of unpaid services, and outside advances. XRAYMEDIA intends to cover its cash needs over the next twelve months  in part through outside advances, but also through the sale of additional shares of its common stock pursuant to a registration statement or an appropriate exemption from registration. However, there is no guarantee that XRAYMEDIA will continue to be able to raise additional funds from the sale of its securities.

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

Page - 12

C. Capital Expenditures

XRAYMEDIA made no significant net capital expenditures on property or equipment  during the years ended December 31, 2004 and 2003. The major planned capital expenditure is further website development. XRAYMEDIA has budgeted $250,000 to purchase the additional  equipment or programs needed for this development and XRAYMEDIA intends to contract  sometime in the near future to complete this work. XRAYMEDIA also plans to raise operating funds by a mixture of debt and stock to provide monies needed for their new projects.

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

D. Income Tax Expense (Benefit)

XRAYMEDIA has net operating loss carry forwards of approximately $24,315,000 which will expire from 2014 to 2024. All available losses may not be utilized unless matching profits are earned.

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

Page - 13

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

Page - 14

ITEM 7.    AUDITED FINANCIAL STATEMENTS

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

REPORT ON AUDIT OF FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003
AND MARCH 1, 1994
(INCEPTION OF THE DEVELOPMENT STAGE)
TO DECEMBER 31, 2004

Page - 15

Report of Independent Registered Public Accounting Firm

FINANCIAL STATEMENTS

Balance Sheet

Statements of Operations and Accumulated Deficit

Statements of Stockholders' Equity

Statements of Cash Flows

Notes to Financial Statements

Page - 16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Xraymedia, Inc.
(A Company in the Development Stage)

We have audited the accompanying balance sheet of Xraymedia, Inc. (A Company in the Development Stage) (the “Company”), as of December 31, 2004 and the related statements of operations, stockholder’s equity (deficit), and cash flows for the year then ended, 2003, and for the period from March 1, 1994 (Date of Inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the balance sheet of Xraymedia, Inc. (A Company in the Development Stage) as of December 31, 2004 and the related statements of operations, stockholder’s equity (deficit), and cash flows for the year then ended, 2003, and for the period from March 1, 1994 (Date of Inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Page - 17

Board of Directors
Xraymedia, Inc.
(A Company in the Development Stage)
Page two

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management plans in regards to these matters are also described in Note I. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bedinger & Company
Certified Public Accountants
Concord, California
March 18, 2005

Page - 18

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
BALANCE SHEET
DECEMBER 31, 2004

ASSETS	December 31
2004
CURRENT ASSETS
Cash	$-

Accounts receivable	29,102
Prepaid expenses	127

TOTAL CURRENT ASSETS	29,229

FIXED ASSETS
Furniture and equipment (Note B)
Cost	328,026
Accumulated depreciation	(267,669)
Net	60,357

Software (Note B)
Cost	25,000
Accumulated amortization	(25,000)
Net	0

Deposits	0

TOTAL FIXED ASSETS	60,357

OTHER ASSETS
Security deposit	158

TOTAL ASSETS	$89,744

LIABILITIES

CURRENT LIABILITIES
Overdraft	$6,413
Accounts payable and accrued expenses (Note C)	1,064,491
Advance from company officer	153,845
Accrued wages payable (Note C)	0
Advances (Note C)	86,353
Advance from related party (Note D)	611,946

TOTAL CURRENT LIABILITIES	1,923,048

TOTAL LIABILITIES	1,923,048

COMMITMENTS AND CONTINGENCIES (Note K & M)

STOCKHOLDERS' (Note F)

Convertible preferred stock, par value $.001; 1,000,000
shares authorized; 1,000,000 and 0 issued and outstanding at
December 31, 2004 and 2003, respectively.	1,000

Common Stock, par value $.001; 250,000,000 shares authorized; issued and outstanding 224,957,250 and 98,935,500 at December 31, 2004 and 2003, respectively.	224,957

Additional paid in capital	22,992,609
Common shares subscribed	11,000
Deficit at inception date	(746,875)
Accumulated deficit during the development stage	(24,315,995)
Common stock note receivable	-

TOTAL STOCKHOLDERS'	(1,833,304)

TOTAL LIABILITIES AND
STOCKHOLDERS'	$89,744

Page - 19

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
YEAR ENDED DECEMBER 31, 2004, 2003 AND
THE PERIOD MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE) TO DECEMBER 31, 2004

			March 1, 1994
			(inception of
	Year Ended December 31,		development stage) to
	2004	2003	December 31,2004

REVENUE	$70,438	$303	$116,157

COSTS AND EXPENSES
Personnel Costs	60,000	84,000	748,871
Compensation expense	9,551,750	400,000	12,121,750
Occupancy costs	87,257	82,856	457,734
Professional fees	245,223	270,658	1,533,225
Media Advertising	95,146	278,318	373,464
Computer costs	-	-	94,840
Marketing	96,294	128,297	333,793
Travel	122,131	120,690	454,306
Consulting	93,257	87,162	523,733
Bank charges	6,807	4,488	18,411
Office supplies	88,257	81,870	383,615
Communication	20,914	23,404	173,291
Insurance	192	697	77,978
Miscellaneous	2,470	(20)	26,618
Transfer fees	2,950	6,225	25,459
Depreciation and amortization	73,492	66,951	311,880
Bad debt expense	30,000	-	36,343
Patent, copyright expense	924,000		924,000
Research and development	503,470	219,479	1,157,789
Media project development	2,135,850		2,135,850
Investor relations	1,574,012	151,794	1,825,401
TOTAL EXPENSES	15,713,472	2,006,869	23,738,351

OTHER INCOME
Dissolution of CorpReports	-	-	(503,507)
Other	-	-	(138,774)
-		-	(642,281)

OTHER EXPENSES
Interest and penalties	(9,115)		13,694
Other interest expense		6,167	37,826
	(9,115)	6,167	51,520

NET LOSS	$(15,633,919)	$(2,012,733)	$(24,315,995)

BASIC AND DILUTED
LOSS PER SHARE (NOTE A)	$(0.11)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	148,017,320	91,598,051

Page - 20

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF STOCKHOLDERS' EQUITY
THE PERIOD MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE) TO DECEMBER 31, 2004

							Existing deficit			Total
	Preferred Stock		Common Stock		Additional		at inception	Deficit accumulated		Stockholder's
	Number of		Number of		Paid-in		of development	during development	Note	Equity
	Shares	Amount	Shares	Amount	Capital	Stock Subscribed	stage	stage	Receivable	Deficit
BEGINNING BALANCE
at inception of development, March 1, 1994		$-	201	$-	$746,875	$-	$(746,875)	$-	$-	$-
Shares issued			720	1	1,799					1,800
Net loss for year ending 12/31/94								(1,800)		(1,800)

BALANCES
December 31, 1994	-		921	1	748,674		(746,875)	(1,800)	-	-
Shares issued
Net loss for year ending 12/31/95								-

BALANCES
December 31, 1995			921	1	748,674		(746,875)	(1,800)	-	-
Shares issued		-	90	-	28,500	-				28,500
Net loss for year ending 12/31/96								(50,165)		(50,165)

BALANCES
December 31, 1996	-	-	1,011	1	777,174	-	(746,875)	(51,965)	-	(21,665)
Shares issued			14,492	15	258,536					258,551
Net loss for year ending 12/31/97								(174,022)		(174,022)

BALANCES
December 31, 1997		-	15,503	16	1,035,710	-	(746,875)	(225,987)	-	62,864
Shares issued			15,275	15	1,237,445					1,237,460
Net loss for year ending 12/31/98								(1,315,249)		(1,315,249)

BALANCES
December 31, 1998			30,778	31	2,273,155		(746,875)	(1,541,236)	-	(14,925)
Shares issued
Shares issued for cash			6,590,000	6,590	207,010					213,600
Net loss for year ending 12/31/99								(205,851)		(205,851)

BALANCES
December 31, 1999	-	-	6,620,778	6,621	2,480,165	-	(746,875)	(1,747,087)	-	(7,176)
Shares issued
Shares issued in exchange for extended business model			20,000,000	20,000	(20,000)					-
Shares issued in exchange for services			210,000	210	71,790					72,000
Shares issued for note			150,000	150	29,850				(30,095)	(95)
Shares issued for cash			4,050,000	4,050	805,950					810,000
Shares issued under stock performance plan			3,300,000	3,300	656,700					660,000
Net loss for year ending 12/31/00								(1,671,139)		(1,671,139)

BALANCES
December 31, 2000 (as restated)	-	-	34,330,778	34,331	4,024,455	-	(746,875)	(3,418,226)	(30,095)	(136,410)

Shares issued
Shares issued for services			5,100,000	5,100	209,900					215,000
Shares issued for debt			5,900,000	5,900	171,100					177,000
Shares issued under section 144 - control position			15,000,000	15,000	510,000					525,000
Shares issued under stock performance plan			5,950,000	5,950	202,300					208,250
Net loss for year ending 12/31/01								(1,571,200)		(1,571,200)

BALANCES
December 31, 2001	-	-	66,280,778	66,281	5,117,755	-	(746,875)	(4,989,426)	(30,095)	(582,360)

Shares issued
Shares issued for services			3,000,000	3,000	87,000					90,000
Shares issued for debt			1,000,000	1,000	29,000					30,000
Shares issued under section 144 - control position			7,500,000	7,500	517,500					525,000
Shares issued under stock performance plan			5,350,000	5,350	270,650					276,000
Net loss for year ending 12/31/02								(1,679,917)		(1,679,917)

BALANCES
December 31, 2002	-	-	83,130,778	83,131	6,021,905	-	(746,875)	(6,669,343)	(30,095)	(1,341,277)

Shares issued
Shares issued for services			500,000	500	182,000					182,500
Shares issued under stock performance plan			1,000,000	1,000	399,000					400,000
Shares issued for cash			14,304,722	14,305	736,651					750,956
Shares subscribed and paid						489,600				489,600
Net loss for year ending 12/31/03								(2,012,733)		(2,012,733)

BALANCES
December 31, 2003	-	-	98,935,500	98,936	7,339,556	489,600	(746,875)	(8,682,076)	(30,095)	(1,530,954)

Shares issued
Shares issued for services	1,000,000	1,000	96,114,286	96,114	13,996,736					14,093,850
Shares issued under stock performance plan			7,310,714	7,311	740,513					747,824
Shares issued for cash			22,523,332	22,523	915,877	(489,600)				448,800
Shares subscribed and paid						11,000				11,000
Shares issued under cashless warrant			73,418	73	(73)					0
Note cancelled									30,095	30,095
Net loss for year ending 12/31/04								(15,633,919)		(15,633,919)

BALANCES
December 31, 2004	1,000,000	$1,000	224,957,250	$224,957	$22,992,609	$11,000	$(746,875)	$(24,315,995)	$-	$(1,833,304)

Page - 21

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2004, 2003 AND
THE PERIOD MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE) TO DECEMBER 31, 2004

			March 1, 1994
			(inception of
	Year Ended December 31		development stage) to
			December 31, 2003
	2004	2003	(as restated )
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,633,919)	$(2,012,733)	$(24,315,995)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	65,158	58,618	286,880
Amortization	8,334	8,333	25,000
Shares issued in exchange for services
charged to Professional fees	70,000	182,500	324,500
Shares issued for stock performance plan	451,750	400,000	1,996,000
Shares issued under section 144-control position	9,100,000		10,150,000
Shares issued for services	3,998,850		4,303,850
Abandonment of furniture & equipment	-		30,809
Bad debt expense	30,000		36,343
Write-off of goodwill	-		464,831
Write-off of patent, copyright	924,000		924,000
CHANGES IN CURRENT ASSETS AND CURRENT
ASSETS AND CURRENT LIABILITIES:
decrease in current assets:
Prepaids expenses	(127)	-	(127)
Accounts receivable	(29,102)	-	(35,445)
Security deposit	1,108	11,676	(157)
Increase in current liabilities:
Accounts payable and accrued expenses	81,835	172,692	906,144
Advances-other	59,788		59,788
Advances from related parties	113,755		979,207

NET CASH USED FOR OPERATING ACTIVITIES	(758,570)	(1,178,914)	(3,864,372)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	(24,464)	(13,951)	(378,046)
Acquisition of software	-	-	(25,000)
of goodwill			(464,831)

NET CASH FOR INVESTING ACTIVITIES	(24,464)	(13,951)	(867,877)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes payable		(28,504)	1,704,807
Shares issued for note	95		-
Shares subscribed and paid	(478,600)	489,600	11,000
Sale of common stock	1,235,474	750,955	3,010,029
NET CASH PROVIDED BY FINANCING
ACTIVITIES	756,969	1,212,051	4,725,836

NET INCREASE IN CASH	(26,065)	19,186	(6,413)

CASH, beginning of period	19,652	466	-

CASH, end of period	$(6,413)	$19,652	$(6,413)

SUPPLEMENTAL DISCLOSURE:

Penalties and interest		$-	$22,809

Other Interest expense	$-	$6,167	$37,826

Noncash investing and financing activities

Shares issued for services	$4,992,850	$182,500
Shares issued for stock performance plan	451,750	400,000
Shares issued under section 144 - control position	9,100,000	0
	$14,544,600	$582,500

No significant amounts of taxes were paid during the periods shown above.

Page - 22

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

Basic earnings per share

Basic earnings per share have been calculated in conformity with Financial Accounting Standards Board Statement No. 128 “Earnings per Share”. The Company has a simple capital structure with no significant potential common shares. Basic earnings per share is calculated weighted on the average number of common shares outstanding each year.

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

Income taxes

No income taxes were paid or are payable for the years ended December 31, 2004 and 2003.

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

Page - 23

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

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts receivable

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The Company evaluates receivables on a regular basis for potential reserve.

Concentrations of credit risk

The Company performs ongoing credit evaluations of its customers. For the year ended December 31, 2004, two customers individually accounted for 86% and 10% of accounts receivable.

In the year ended December 31, 2004, the Company’s two largest customers accounted for 53% and 36% of sales.

Page - 24

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Principles (Continued)

Impact of accounting standards

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

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The adoption of SFAS 149 did not have any impact on the Company’s financial condition or results of operations.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 did not have any impact on the Company’s financial condition or results of operations.

Page - 25

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Principles (Continued)

Impact of accounting standards (Continued)

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

In December 2003, the FASB issued FIN No. 46R, “Consolidation of Variable Interest Entities.” This requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has a controlling financial interest. It also provides the framework for determining whether an entity should be consolidated based on voting interest or significant financial support provided to it. The adoption of FIN No. 46R did not have any impact on the Company’s financial condition or results of operations.

In November 2004, the FASB issued SFAS 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4. The Statement amends the guidance of ARB No. 43, Chapter 4, Inventory Pricing, by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the
NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Principles (Continued)

Impact of accounting standards (Continued)

production facilities. The adoption of SFAS 151 did not have any impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued a revision to SFAS 123 (revised 2004), Share-Based Payment. The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share- based payments previously available under APB 25. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. The adoption of SFAS 123R did not have any impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets-amendment of APB Opinion No. 29". Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transaction that do not have commercial substance, defined as transaction that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of nonmonetary assets occurring after June 15, 2005. The Company does not believe that this recent accounting pronouncement will have a material impact on their financial position or results of operations.

Page - 26

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

Reclassification

Certain 2003 amounts have been reclassified to conform with 2004 classifications.

Advertising

The Company expenses all advertising as incurred. For the years ended December 31, 2004 and 2003, the Company charged to operations $95,146 and $278,318, respectively.

Page - 27

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

Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at December 31, 2004, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Revenue Recognition Policy

Revenue is recognized when the earning process is complete and the risk and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon the delivery of the media to our customer. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin 101.

Transactions that involve the exchange of goods or services for other goods or services are accounted for in accordance with APB 29 and the interpretations contained in EITF 93-11 and EITF 99-17. Accordingly, the Company generally records exchanges at the carrying value of the goods or services exchanged, which is typically zero, as the fair values of the goods or services exchanged lack

Page - 28

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Principles (Continued)

Revenue Recognition Policy (Continued)

readily determinable fair values within reasonable limits as the Company has no history of receiving cash in similar transactions, and therefore the earnings process has not been completed.

NOTE B - FURNITURE AND EQUIPMENT

Property and equipment at December 31, 2004 and 2003 consisted of:

	2004	2003
Furniture and equipment	$328,026	$303,562
Software License	25,000	25,000
Less: Accumulated depreciation	(267,669)	(202,511)
Less: Accumulated depreciation	(25,000)	(16,666)

Furniture and equipment, net	$60,357	$109,385

Depreciation expense for the year ended December 31, 2004 and 2003 was $65,158 and $58,618, respectively. Amortization expense was $8,334 and $8,333 for the years ended December 31, 2004 and 2003, respectively.

Page - 29

NOTE C - ACCRUED EXPENSES AND ADVANCES

Accrued expenses at December 31, 2004 and 2003 consisted of the following categories:

	2004	2003
Accrued Consulting expense	$354,421	$316,133
Accrued Office expense	81,473	102,845
Accrued Professional fees expense	176,869	98,646
Accrued Website/Internet expense	255,007	163,568
Accrued Other expenses	35,514	12,614
Accrued Wages payable	116,350	253,850
Accrued Media advertising	44,857	35,000
Total Accrued Expenses	$1,064,491	$982,656

Advances were made by another company and individuals for operating expenses during the years ended December 31, 2004 and 2003. The total amount extended was $86,353 and $26,565, respectively. The advances were made on open terms and without interest.

NOTE D - RELATED PARTY TRANSACTIONS

A shareholder and spouse of the Company President advanced money without interest to the Company in 2004 and 2003 to be used in daily operations. If the interest expense was imputed it would be immaterial to the financial statements taken as a whole and thus is not included. The balances at December 31, 2004 and 2003 were $611,946 and $652,036, respectively.

The President charges the Company for his management fees in lieu of an employee salary. Management fees for the year ended December 31, 2004 and 2003 $93,257 and $87,162, respectively and are included in consulting in the Statement of Operations and Accumulated Deficit. XRAYMEDIA owed the President’s management company $107,219 as of December 31, 2004 for these services which are included in accounts payable on the Balance Sheet. In addition the President advanced the Company $153,845 during the year without specified terms of repayment and without interest. During the year ended December 31, 2004 1,000,000 convertible shares of preferred stock were issued to the President in consideration for services to the Company. The valuation was based on 70% of fair market value on the date of issuance and as if the

NOTE D - RELATED PARTY TRANSACTIONS (Continued)

shares were fully converted for a total valuation of $9,100,000 and is recognized in compensation expense in the Statements of Operations and Accumulated Deficit. If converted, the stock remains covered by the SEC‘s control position release rules

NOTE E - STOCK PERFORMANCE PLAN

The Board of Directors offers common stock, on a discretionary basis, to certain individuals who have been instrumental in the Company’s continuance. During the years ended December 31, 2004 and 2003, 7,830,487 and 1,000,000 shares were issued of common stock under the stock performance plan, respectively. The shares issued are valued at fair market value at the date of issuance, ranging from $0.03 to $0.40 per share, and were recognized in compensation expense in the Statements of Operations and Accumulated Deficit.

NOTE F - COMMON STOCK

During the year ended December 31, 2003 the Company was authorized to increase common shares from 100 million to 250 million shares. Additionally, the Company was approved to add a new class of convertible preferred stock. Convertible Preferred stock shares authorized are 1 million with par value of $0.001 and are convertible to common stock 1 for 100 common shares with all voting rights. The Company changed its ticker symbol to XRYM in November 2003.

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

During the year ended December 31, 2004, private placement sales of common stock at prices ranging from $0.03 to $0.12 per share, to accredited investors, were arranged for 18,484,999 shares. Total amount of capital raised through this private placement is $765,800 and is reflected in the Statement of Stockholders’ Equity. Private placement stock issued in 2004, is subject Rule 144 restrictions.

Page - 30

NOTE F - COMMON STOCK (Continued)

At December 31, 2004 and 2003 share subscriptions for 333,333 and 4,038,333 shares of common stock, respectively, were received, ranging from $0.03 to $0.15 per share for a total of $11,000 and $489,600, respectively.

Subsequent to December 31, 2004 the Company issued 13,500,000 shares of common stock, as discussed further in Note O.

Future share issuance is restricted by the following:

Unexpired warrants as of December 31, 2004	1,060,000
Unconverted preferred shares	100,000,000
Cashless warrants exercised in 2004 to be issued in 2005	101,538
Remaining cash subscriptions from December 31, 2004	333,333
Total share issuance restriction	101,494,871
Total shares issued as of December 31, 2004	224,957,250
Total possible shares	326,452,121

The Company issued warrants during the course of private placement offerings. The warrants can be converted into shares of stock in lieu of payment through a formula which divides the value of the warrants at the time the conversion right is exercised by the market value. Earnings per share is not adjusted to include the weighted average outstanding warrants as to do so would be antidilutive.

As of December 31, 2004 and the date of this report the unexpired cashless warrants were calculated to be approximately 1,060,000 and 120,000, respectively. Significant amounts of warrants were unexercised and expired during the first quarter of 2005.

Page - 31

NOTE G - NET OPERATING LOSS CARRY FORWARD

The Company’s net operating loss carrryforward since inception is as follows:

Year	Net Operating Loss	Year of Expiration
2004	15,633,919	2024
2003	2,012,733	2023
2002	1,679,917	2022
2001	1,571,200	2021
2000	1,671,139	2020
1999	205,851	2019
1994-1998	1,541,236	2014-2018

	$24,315,995

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has recorded a valuation allowance for the full amount of the net deferred tax asset because of uncertainties as to the amount of taxable income that would be generated in future years. The change in the valuation allowance was $6,337,243 and $811,857 for the years ended December 31, 2004 and 2003, respectively.

NOTE H - OTHER INCOME

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

The Company has been in the development stage since March 1, 1994. It is the
NOTE I - GOING CONCERN (Continued)

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

Joint Venture	Company Investment In Joint Venture	Profit Sharing Percentage	Joint Venture revenue for 2004
A	$0	50%	$0
B	$0	50%	$0
C	$0	20%	$0
D	$0	40%-50%	$0
E	$0	15%-20%	$1,588
F	$0	7.5%-50%	$0

During the year ended December 31, 2004 and 2003 $1,588 and $0, respectively, in revenues were generated under the above agreements and the Company incurred $95,146 and $278,318 in media advertising expenses associated with the joint ventures during the same period.

Page - 32

NOTE J - JOINT VENTURES (Continued)

Joint ventures D & E were discontinued by mutual consent during the year ended December 31, 2004.

NOTE K - COMMITMENTS

During February 2003 the Company signed a three-year lease agreement for office space in Vancouver, B.C. The term of the lease extended from May 2003 through April 2006. The minimum monthly rent payments are $6,830. Future minimum lease payments are as follows:

2005                 81,960
2006                 27,320
Total               $ 109,280

Rental and other occupancy expenses for the years ended December 31, 2004 and 2003 is $86,658 and $78,273, respectively.

NOTE L - STATUTORY VIOLATION

During the year ended December 31, 2002 the Company did not remit required payroll taxes for employee withholdings and Company related payroll tax expenses. These withholdings and expenses were accrued as an accounts payable at December 31, 2002 in the amount of $47,540, including violation penalties and interest in the amount of $22,809. Subsequently, in 2003, the Canadian Revenue Agency (CRA) assessed a tax lien against the Company for these unpaid payroll taxes. The Company made the final payment during the quarter ended September 30, 2004. The total amount owing CRA at September 30, 2004, in this regard is $0.

During the third quarter of 2004 the CRA conducted a further audit and assessed an additional $30 for the year 2003, but advised that some portion of earlier penalties/interest would be reversed. CRA does not make a practice of cash refunds in these matters. The amounts involved are not deemed sufficient to require a restatement of prior financials, but have created a reverse balance in interest/penalty expenses for the year ended December 31, 2004. The Company again fell into arrears in remitting payroll taxes in late 2004. The Company has included in its accrued expenses approximately $11,000 for these unpaid payroll taxes including the Company’s estimate of any penalties.

NOTE M - THREATENED LITIGATION

Due to the on-going negative cash flow the Company has been unable to pay certain vendors for services. Certain items have been forwarded to collection agencies and legal action has been threatened. No additional liability has been accrued beyond the original amount payable.

NOTE N - CONTINGENCIES

In October 2004, an action was filed against the Company for alleged breach of contract. The Plantiffs seek in excess of $20 Million in damages and issuance of 125 Million shares of the Company’s Common Stock. The Company has filed an answer and is vigorously defending the action, denying any and all liability, and has filed a separate action against the principals of the Plantiff LLC’s seeking damages. The action is in the preliminary stages and no discovery has been commenced.

Legal experts hired by the Company cannot predict whether the likelihood of an unfavorable outcome is probable or remote. Therefore, no liability has been recognized by the Company as of the date of this report. While the outcome of this claim cannot be predicted with certainty, management does not believe that the outcome of any pending legal matters will have a material adverse effect on the financial position, although results of operations or cash flows could be affected in a particular period.

NOTE O - SUBSEQUENT EVENTS (Unaudited)

Subsequent to year end the Company issued a total of 13,500,000 shares of common stock. The common shares were issued for the following reasons and prices as indicated; 5,000,000 shares issued with no restrictions for legal services at $0.034 per share; 2,500,000 shares issued with no restrictions for media development at $0.034 per share; 6,000,000 shares issued with Section 144 restrictions for media development at $0.034 per share.

The Company is in the preliminary stage of proposing amendments to the Articles of Incorporation to increase the authorized capital of the Company from 250 million shares of Common Stock, par value $0.001, to 750 million shares of Common Stock, par value $0.001. Additionally, the proposed amendment includes the increase in Preferred Stock from 1 million to 11 million, par value $0.001 consisting of three separate classes; 1) 5,000,000 Preferred Stock Series A, par value $0.001, convertible at a rate of 1 to 100 shares of Common Stock, with all voting rights converted at the

Page - 33

NOTE O - SUBSEQUENT EVENTS (Unaudited) (Continued)

same rate, 2) 1 million shares of Preferred Stock Series B, par value $0.001, converted at a rate of 1 to 1 share of Common Stock with all voting rights converted at the same rate., and 3) 5 million shares of Preferred Stock Series C, par value $0.001, with a conversion rate of 1 to 1 share of Common Stock with all voting rights converted at the same rate. The currently issued and outstanding shares of Preferred Stock would be designated as the type 1 described above.

The Company signed a Non-Exclusive Technology Master Licensing Agreement which would allow the non-exclusive sub-licensing of the XRYM System for a fee.

The Company signed a revenue sharing agreement to externally market the XRYM System through the other parties clients and the general business community.

These events had no effect on the financial statements for the year ended December 31, 2004.

Page - 34

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

THE COMPANY HAS HAD NO CHANGES IN OR DISAGREEMENTS WITH ITS ACCOUNTANTS IN ITS THREE MOST RECENT FISCAL YEARS OR ANY LATER INTERIM PERIOD.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

XRAYMEDIA'S DIRECTORS HOLD OFFICE UNTIL THE ANNUAL MEETING OF SHAREHOLDERS NEXT HELD AFTER THEIR ELECTION. THE OFFICERS AND DIRECTORS OF XRAYMEDIA AS OF MARCH 01, 2004 ARE AS FOLLOWS:

--------------------------------------------------------------------------------------------------

NAME                                AGE                                      POSITION
--------------------------------------------------------------------------------------------------

RAYMOND DABNEY       40               PRESIDENT, CHIEF EXECUTIVE

                                                                  OFFICER AND DIRECTOR

--------------------------------------------------------------------------------------------------

MEIR KAHTAN                 47                DIRECTOR

-------------------------------------------------------------------------------------------------

Sarb Teja                            35                 DIRECTOR

-------------------------------------------------------------------------------------------------

Raymond Dabney was appointed President, CEO, and Director of XRAYMEDIA on October 25, 1999. From 1990 to present, Raymond Dabney has been the President and CEO of Command Communications, Inc. of Vancouver, British Columbia. From 1991 to 1993, Mr. Dabney acted as the Western Regional General Manager of Unitel Communications of Vancouver, British Columbia, and from 1988 to 1990 Mr. Dabney was in Inside Sales Manager for Morgan Whitney Trading Group of Venice Beach, California.

Meir Kahtan, was appointed as a director of XRAYMEDIA on February 7, 2000. Mr. Kahtan has over fifteen years of industry experience in the world of public relations and advertising. He has initiated ad campaigns and media coverage for countless financial, high technology, medical, legal, and real estate clients, and as a provider of advertising and public relations, was a forefront of the movement to the web. Mr. Kahtan heads up a public relations department at Miller Advertising, a major New York agency, with which he has enjoyed a long and fruitful association.

Sarb Teja was appointed as a director of XRAYMEDIA on October 12, 2004. Mr. Teja brings more than 10 years of financial management experience to XRAYMEDIA. Most recently, Mr. Teja held the position of Manager at KPMG LLP where he was involved in several mergers and acquisition transactions involving both public and private corporations in the high-technology sector. Complementing his 8 years of public accounting experience, Mr. Teja has also held the position of Director of Finance for the Multiple Sclerosis Society of Canada (B.C. Division) as well as the position of Controller for a wireless software startup company in past years.

Professionally qualified as a Certified General Accountant in 1998, Mr. Teja graduated from the British Columbia Institute of Technology (a Polytechnic Institute) in 1993 with a Diploma in Financial Management. Additionally, Mr. Teja is nearing completion of his part-time studies towards an Honors Bachelor of Commerce degree from the Laurentian University in Ontario, Canada.

Page - 35

ITEM 10.     EXECUTIVE COMPENSATION

THE FOLLOWING TABLE PROVIDES SUMMARY INFORMATION FOR THE YEARS 1999, 2000, 2001 AND 2002 CONCERNING CASH AND NON-CASH COMPENSATION PAID OR ACCRUED BY XRAYMEDIA TO OR ON BEHALF OF THE PRESIDENT AND ANY OTHER EMPLOYEE(S) TO RECEIVE COMPENSATION IN EXCESS OF $100,000.

SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION			LONGTERM COMPENSATION
NAME AND					RESTRICTED
PRINCIPAL	YEAR	SALARY	BONUS	OTHER ANNUAL	STOCK
POSITION	($)	($)	COMPENSATION	AWARD	(S)
RAYMOND DABNEY	1999	10,000	0	0	0
PRESIDENT, CEO	2000	72,000	0	0	20,000,000(1)
AND DIRECTOR	2001	69,786	0	$525,000	15,000,000(2)
	2002	75,250	0	$525,000	7,500,000(3)
	2003	87,162	0	0	0
	2004	93,257	0	0	1,000,000 preferred (4)
MEIR KAHTAN	1999	0	0	0	0
DIRECTOR	2000	50,622	0	0	0
	2001	68,348	0	0	0
	2002	60,000	0	0	0
	2003	60,000	0	0	0
	2004	60,000	0	0	0

(1) MR. DABNEY RECEIVED THE 20,000,000 SHARES IN CONSIDERATION FOR CREATING AND IMPLEMENTING XRAYMEDIA'S EXTENDED BUSINESS MODEL.

(2) MR. DABNEY RECEIVED THE 15,000,000 SHARES IN RECOGNITION OF SERVICES PERFORMED. THE SHARES WERE VALUED AT $0.035 PER SHARE.

(3) MR. DABNEY RECEIVED THE 7,500,000 SHARES IN RECOGNITION OF SERVICES PERFORMED. THE SHARES WERE VALUED AT $0.03 PER SHARE.

(4) MR. DABNEY RECEIVED 1,000,000 PREFERRED SHARES OF STOCK IN RECOGNITION OF SERVICES PERFORMED. THE SHARES WERE VALUED AT $9 PER SHARE BASED ON A 1 TO 100 CONVERSION RATE TO COMMON STOCK AT $0.09 PER SHARE.

SALARIES ARE PRIMARILY ON AN ACCRUAL RATHER THAN CASH BASIS.

COMPENSATION OF DIRECTORS

THERE IS NO PLAN IN PLACE AT THIS TIME FOR XRAYMEDIA'S DIRECTORS TO BE COMPENSATED, FOR SERVICES RENDERED IN THIS CAPACITY.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

THE FOLLOWING TABLE SETS FORTH CERTAIN INFORMATION REGARDING THE BENEFICIAL OWNERSHIP OF THE STOCK OF XRAYMEDIA AS OF MARCH 18, 2005, BY EACH SHAREHOLDER WHO IS KNOWN BY XRAYMEDIA TO BENEFICIALLY OWN MORE THAN 5% OF THE OUTSTANDING COMMON STOCK, BY EACH DIRECTOR, AND BY ALL EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP.

Page - 36

			Percent of Class
Title of Class Beneficial Owner	Name and Address of Beneficial Ownership	Amount and Nature of Stockholdings	Common	Preferred
(a) Common Stock	Raymond Dabney	47,785,000	20.04%	0
	555 West Hastings Street,
	Suite 1560
(b) Preferred Stock	Vancouver, B.C., Canada	1,000,000	0	100%
	V6B 4N6
(a) Common Stock	Meir Kahtan	7,750,000	3.25%	0
	555 West Hastings Street,
	Suite 1560
(b) Preferred Stock	Vancouver, B.C., Canada	0	0	0
	V6B 4N6
(a) Common Stock	All Executive Officers	55,535,000	23.29%	0
	and Directors as a Group
	(3 people)
(b) Preferred Stocks		1,000,000	0	100%

*NOTE: SUBSEQUENT TO DECEMBER 31, 2004, 5,000,000 COMMON SHARES WERE ISSUED TO MR. KAHTAN.

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

THE COMPANY AWARDED 1,000,000 PREFERRED SHARES OF STOCK TO MR. RAYMOND DABNEY DURING February 2004 IN RECOGNITION OF SERVICES PERFORMED. THE STOCK IS ADDED TO MR. DABNEY'S CONTROL POSITION OF SEC RULE 144 RESTRICTED COMMON STOCK.

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)	AUDIT FEES

THE AGGREGATE FEES BILLED FOR PROFESSIONAL SERVICES RENDERED BY Bedinger & Company FOR THE AUDIT OF THE REGISTRANT’S ANNUAL FINANCIAL STATEMENTS AND REVIEW OF THE FINANCIAL STATEMENTS INCLUDED IN THE REGISTRANT’S FORMS 10-QSB OR SERVICES THAT ARE NORMALLY PROVIDED BY THE ACCOUNTANT IN CONNECTION WITH STATUTORY AND REGULATORY FILINGS OR ENGAGEMENTS FOR FISCAL YEAR 2004 WERE $37,215.

(2)	AUDIT COMMITTEE POLICIES AND PROCEDURES

THE REGISTRANT DOES NOT HAVE AN AUDIT COMMITTEE. THE BOARD OF DIRECTORS OF THE REGISTRANT APPROVED ALL OF THE SERVICES RENDERED BY Bedinger & Company FOR FISCAL YEAR 2004.

Page - 37

(3)	AUDIT WORK ATTRIBUTED TO PERSONS OTHER THAN Bedinger & Company’S FULL-TIME, PERMANENT EMPLOYEES

NOT APPLICABLE.

[THIS SPACE LEFT BLANK INTENTIONALLY]

Page - 38

SIGNATURES

IN ACCORDANCE WITH SECTION 12 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT CAUSED THIS FORM 10-KSB TO BE SIGNED ON ITS BEHALF BY

THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, THIS 14TH DAY OF April 2005.

XRAYMEDIA INC.

/S/ RAYMOND DABNEY

NAME: RAYMOND DABNEY

TITLE: PRESIDENT, CEO AND DIRECTOR

IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

            SIGNATURE              TITLE              DATE

      /S/ RAYMOND DABNEY          PRESIDENT AND DIRECTOR        APRIL 14, 2005.

      RAYMOND DABNEY

Page - 39

EXHIBIT 31

Page - 40

CERTIFICATIONS PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Raymond Dabney, Chief Executive Officer of XRAYMEDIA, Inc. certify that:

1. I have reviewed this annual report on Form 10-KSB of  XRAYMEDIA, Inc;

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

Date: April, 14, 2004         Signature: /s/Raymond C. Dabney

                                                                         Raymond C. Dabney
                                                                         Chief Executive Officer

Page - 41

CERTIFICATIONS PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Raymond Dabney,  Chief Financial Officer  of XRAYMEDIA, Inc. certify that:

1. I have reviewed this annual report on Form 10-KSB of  XRAYMEDIA, Inc;

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

Date: April 14, 2005         Signature: /s/Raymond C. Dabney

                                                                        Raymond C. Dabney
                                                                        Chief Financial Officer

Page - 42

EXHIBIT 32

Page - 43

CERTIFICATION PURSUANT TO 18 U.S.C.

SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of XrayMedia, Inc. on Form 10-KSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Raymond Dabney, President and Chief Executive Officer of XrayMedia, Inc and a member of the Board of Directors, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

Date: April 14, 2005         Signature: /s/Raymond C. Dabney

                                                                        Raymond C. Dabney
                                                                        Chief Executive Officer

Page - 44

CERTIFICATION PURSUANT TO 18 U.S.C.

SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of XrayMedia, Inc. on Form 10-KSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Raymond Dabney, President and Chief Financial Officer of XrayMedia, Inc and a member of the Board of Directors, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

Date: April 14, 2005         Signature: /s/Raymond C. Dabney

                                                                        Raymond C. Dabney
                                                                        Chief Financial Officer

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

MARCH 18, 2005

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

WE HEREBY CONSENT TO USE IN THIS FORM 10 - SB/A-2 OF OUR REPORT DATED MARCH 18, 2005, RELATING TO THE FINANCIAL STATEMENTS OF XRAYMEDIA.COM FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003.

/S/BEDINGER & COMPANY

BEDINGER & COMPANY

CERTIFIED PUBLIC ACCOUNTANTS

Page - 49