Form 10QSB
period 2005-03-31
XRAYMEDIA COM INC
filed 2005-05-20
CIK 1097068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005

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

Page - 1

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

The issuer's total revenues for the quarter ended March 31, 2005, were $37,750.

On March 31, 2005 and May 17, 2005, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 238,457,250 and 247,457,250, respectively. On March 31, 2005 and May 17, 2005, the number of shares outstanding of the registrants Preferred Stock, $0.001 par value (non-voting), was 1,000,000. The Company’s President, Raymond Dabney, holds 100% of these shares.

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

(THIS SPACE LEFT BLANK INTENTIONALLY)

Page - 3

XRAYMEDIA, INC.
(FORMERLY XRAYMEDIA.COM, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
BALANCE SHEET (UNAUDITED)
MARCH 31, 2005

MARCH 31
2005
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$64
Accounts receivable	37,596
Prepaid expenses (Note B)	50,000
TOTAL CURRENT ASSETS	87,660

FIXED ASSETS (Note C)
Furniture and equipment
Cost.	334,708
Accumulated amortization.	(284,404)
Net	50,304
Software License
Cost.	25,000
Accumulated amortization	(25,000)
Net	0
TOTAL FIXED ASSETS	50,304

TOTAL ASSETS	$137,964
CURRENT LIABILITIES

Accounts payable and Accrued expenses (Note D)	$1,237,116
Advances from Company Officer (Note F)	138,845
Advance from related party ( Note F)	636,712
Advances - Other TOTAL CURRENT LIABILITIES	189,777 2,202,450
TOTAL LIABILITIES	2,202,450
STOCKHOLDERS' EQUITY (Note H)
Convertible Preferred Stock, par value $.001; 1,000,000
shares authorized; 1,000,000 issued and outstanding at March 31, 2005	1,000
Additional paid in capital	-
Common Stock, par value $.001; 250,000,000 shares authorized; issued and outstanding 238,457,250 March 31, 2005	238,457
Additional paid in capital	23,312,109
Common shares subscribed	11,000
Deficit at inception date	(746,875)
Accumulated deficit during the development stage	(24,880,177)
Common stock note receivable	(0)
TOTAL STOCKHOLDERS' EQUITY	2,064,486
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$137,964

Page - 4

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005, 2004, AND
THE PERIOD MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE) TO MARCH 31, 2005

	Three Months Ended March 31,		March 1, 1994 (inception of development stage) to March 31,2005)
	2005	2004
REVENUE	$37,750	$1,588	$ 153,907
COSTS AND EXPENSES
Personnel Costs	15,000	21,000	763,871
Compensation expense	-	9,432,425	12,121,750
Occupancy costs	22,208	22,380	479,942
Professional fees	166,364	64,957	1,699,589
Computer Costs	-	-	94,840
Media advertising	116,576	76,759	490,040
Marketing	21,772	23,997	355,565
Travel & promotion	13,279	39,439	467,585
Consulting	24,351	22,727	548,084
Bank charges	1,178	1,271	19,589
Office supplies	26,618	24,443	410,233
Communication.	6,262	5,173	179,553
Insurance.	192	-	78,170
Miscellaneous	670	2,297	27,288
Transfer fees	1,958	2,308	27,417
Depreciation and amortization.	16,735	18,260	328,615
Bad debt expense.	-	-	36,343
Research and Development.	99,967	119,973	1,257,756
Media and project development			2,135,850
Patent, copyright expense			924,000
Investor relations	67,185	204,507	1,892,586
TOTAL OPERATING EXPENSES	600,315	10,081,916	24,338,666
OTHER INCOME
Dissolution of Corp Reports	-	-	(503,507)
Other (Note H)	-	-	(138,774)
	-	-	(642,281)
OTHER EXPENSES
Interest and penalties	-	1,475	13,694
Other interest	1,617	3,373	39,443
	1,617	4,848	53,137
Total Expense NET LOSS	$601,932 564,182	$10,086,764 10,085,176
Accumulated deficit, beginning	24,315,995	8,682,076
Accumulated deficit, ending	$24,880,177	$18,767,252	$ 24,880,177
BASIC
LOSS PER SHARE (NOTE A).	$(0.002)	$(0.092)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING.	236,457,250	110,116,648

Page - 5

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005, 2004, AND
THE PERIOD MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE) TO MARCH 31, 2005

	Three Months Ended March 31,		March 1, 1994 (inception of development
	2005	2004	stage) to March 31,2005)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(564,182)	$(10,085,176)	(24,880,177)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	16,735	16,178	303,615
Amortization	-	2,082	25,000
Shares issued in exchange for services
charged to Professional fees	170,000	232,825	494,500
Shares issued for stock performance plan	-	332,425	1,996,000
Shares issued under section 144-control position	-	9,100,000	10,150,000
Shares issued for services	163,000	1,523,500	4,466,850
Abandonment of furniture & equipment	-	-	30,809
Bad debt expense	-	-	36,343
Write-off of goodwill Write-off of patent, copyright	-	-	464,831 924,000
CHANGES IN CURRENT ASSETS
AND CURRENT LIABILITIES:
decrease in current assets:
Prepaid expenses	(49,873)	(343,000)	(50,000)
Accounts receivable	(8,494)	-	(43,939)
Security deposit	158	(1,324)	1
Increase in current liabilities:
Accrued expenses	172,625	(226,587)	1,078,769

Advances from related parties	9,766	(37,516)	988,973
Advances from Others NET CASH USED FOR OPERATING ACTIVITIES	103,424 13,159		163,212 (3,851,213)
		513,407

Page - 6

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005, 2004, AND
THE PERIOD MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE) TO MARCH 31, 2005 (CONT)

	Three Months Ended March 31,		March 1, 1994 (inception of development
	2005	2004	stage) to March 31,2005)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	(6,682)	(19,996)	(384,728)
Acquisition of software	-	-	(25,000)
of goodwill	-	-	(464,831)
Acquisition of patent, copyright and domain protection		(924,000)
NET CASH FOR INVESTING ACTIVITIES	(6,682)	(943,996)	(874,559)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes payable	-	-	1,704,807
Shares issued for note	-	-
Shares subscribed	-	(479,600)	11,000
Sale of common stock	-	1,030,100	3,010,029
NET CASH PROVIDED BY FINANCING
ACTIVITIES	-	550,500	4,725,836
NET INCREASE IN CASH	6,477	119,911
CASH, beginning of period	(6,413)	19,652
CASH, end of period	$64	$139,563	$ 64

SUPPLEMENTAL DISCLOSURE:
Penalties and interest	$-	$1,475	22,809
Other Interest expense	$3,373	$3,473	41,199
Noncash investing and financing activities
Shares issued for services	$333,000	$232,825
Shares issued for stock performance plan	-	332,425
Shares issued under section 144 - control position	-	9,100,000
Shares issued in exchange for services		1,523,500
	$333,000	$11,188,750

No significant amounts of taxes were paid during the periods shown above.

Page - 7

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005
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

Basis of Presentation

The unaudited financial statements of Xraymedia, Inc. (the “Company”) as of MARCH 31, 2005 and for the three months ended MARCH 31, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Page - 8

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005

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

b. Basic earnings per share

Basic earnings per share have been calculated in conformity with Financial Accounting Standards Board Statement No. 128 “ Earnings per Share ”. The Company has a capital structure that has significant potential common shares. Basic earnings per share is calculated weighted on the average number of common shares outstanding each year. Diluted earnings per share are calculated as if the convertible preferred shares and warrants have been converted and/or exercised at date of issuance.

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

c.(3) Patent, copyright and domain protection

Costs incurred in attempting to obtain protection for that portion of our technology developments, copyrighting special features and securing our Internet domain were to be capitalized and amortized over the estimated useful life of the related assets. This was not feasible and the entire amount was written off in 2004.

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

Page - 9

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005

e. Income taxes

No income taxes are payable for the three months ended March 31, 2005 and 2004. The Company has net operating losses of approximately $25,000,000, which will expire in the 20th year from the date the losses were incurred, i.e. from 2014 to 2025.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2005

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

In November 2004, the FASB issued SFAS 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4. The Statement amends the guidance of ARB No. 43, Chapter 4, Inventory Pricing, by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The adoption of SFAS 151 did not have any impact on the Company’s financial condition or results of operations.

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

In December 2004, the FASB issued SFAS No. 153 "Exchanges of Non-monetary Assets-amendment of APB Opinion No. 29". Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transaction that do not have commercial substance, defined as transaction that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of non-monetary assets occurring after June 15, 2005. The Company does not believe that this recent accounting pronouncement will have a material impact on their financial position or results of operations.

Page - 11

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005

i. Deferred tax assets

Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109 and consist primarily of net operating loss carry forward amounting to approximately $25,000,000. Because of the uncertainty of utilizing the net operating loss carry forward, the Company has provided a full valuation allowance against the deferred tax asset (See Note G).

j. Reclassification

Certain 2004 amounts have been reclassified to conform to 2005 classifications.

k. Advertising

The Company expenses all advertising as incurred. For the quarters ended March 31, 2005 and 2004, the Company charged to operations $116,576 and $76,959 respectively. The advertising was used in the joint ventures as described further in Note K but included Company information in the advertisement.

l. Accounts Receivable

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.

m. Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Accounts receivable are charged off against the allowance when collection is determined to be permanently impaired (bankruptcy, lack of contact, account balance over one year old, etc.).

n. Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at March 31, 2005, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

Page - 12

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2005 AND 2004
NOTE B - PREPAID EXPENSES

Prepaid expenses at March 31, 2005 consist of:

2005
(a) Legal expenses being incurred in the 2nd quarter of 2005 as it regards assistance with a registration statement to be filed with the SEC:	$ 50,000

The renumeration in both (a) and (b) was in the form of Section 144 Restricted Stock

NOTE C - FURNITURE AND EQUIPMENT

Property and equipment at March 31, 2005 consist of:

2005
Furniture and equipment	$334,708
Software License	25,000
Less: Accumulated depreciation and amortization	(284,404)
Furniture and equipment, net	$50,304

Depreciation expense for the quarters ended March 31, 2005 and 2004 was $16,735 and $16,178, respectively. Amortization expense was $2,082 only for the quarter ended March 31, 2004, as the software license was fully amortized at December 31, 2004.

NOTE D - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND ADVANCES

Accounts payable and accrued expenses at March 31, 2005 were comprised of the following:

2005
Accrued Consulting expense	$227,101
Accrued Office expense	201,571
Accrued Professional fees expense	267,776
Accrued Website/Internet expense	339,545
Accrued Other expenses	6,833
Accrued Wages payable	131,350
Accrued Media advertising	62,940
Total Accrued Expenses	$1,237,116

Advances were made by another company for rental expenses incurred during the three months ended December 31, 2002 in the amount of $26,565. The advances were extended on open terms and remain outstanding on March 31, 2005.

Page - 13

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005

NOTE F - RELATED PARTY TRANSACTIONS

A shareholder and spouse of the Company President advanced money on a partially revolving basis without interest to the Company since 2001, to be used in daily operations. If the interest expense was imputed it would be immaterial to the financial statements taken as a whole and thus is not included. Balances of March 31, 2005 show additional investment of $22,192 during this quarter.

The President charges the Company for his management fees in lieu of an employee salary. Management fees for the quarters ended March 31, 2005 and 2004 were $24,351 and $22,727 respectively and are included in consulting in the Statement of Operations and Accumulated Deficit. The Company owed the President $138,845 as of March 31, 2005 for these services which are included in accounts payable on the Balance Sheet.

NOTE G - STOCK PERFORMANCE PLAN

The Board of Directors offers common stock, on a discretionary basis, to certain individuals who have been instrumental in the Company’s continuance for the quarter ended March 31, 2005, no shares were issued under this plan. However during the years ended December 31, 2004 and 2003, 7,830,487 and 1,000,000 shares were issued of common stock under the stock performance plan, respectively. The shares issued were valued at fair market value at the date of issuance, ranging from $0.03 to $0.40 per share, and were recognized in compensation expense in the Statements of Operations and Accumulated Deficit.

Page - 14

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005

NOTE H - EQUITY TRANSACTIONS

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

Stock Transaction - in the first quarter to the date of this report, May 17, 2005, are as follows:

	# of Shares	Price
a. Cash transactions	N/C

b. Non-cash transactions
Issued for services past and future	13,500,000	$ 0.013-$0.034
Total common shares issued	13,500,000
Common shares issued to
December 31, 2004	224,957,250
Total common shares issued to
March 31, 2005	238,457,250
Common Shares Issued from April 1, 2005 - May 17, 2005 For services past and future Total Common shares issued to May 17, 2005 c. Future shares issuance is restricted by	9,000,000 247,457,250	$ 0.01

Unexpired warrants as of March 31, 2005	120,000
Cashless warrants exercised in 2004 still to be issued in 2005	101,538
Unconverted preferred shares	100,000,000
Remaining cash subscriptions from December 31, 2004	333,333
Total share issuance restriction	100,554,871
Total shares issued as of May 17, 2005	247,457,250
Total possible shares	348,012,121

The Company issued warrants during the course of private placement offerings. The warrants could be converted into shares of stock in lieu of payment through a formula, which divides the value of the warrants at the time the conversion right is exercised by the market value. Earnings per share is not adjusted to include the weighted average outstanding warrants as to do so would be antidilutive.

As of March 31, 2005 and the date of this report the unexpired cashless warrants were calculated to be approximately 120,000. Significant amounts of warrants were unexercised and expired during this quarter of 2005.

Page - 15

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005

Previous Equity Transactions

During the year ended December 31, 2003 shares were issued to their legal counsel for services and forgiveness of debt. The stock was issued for $.365 per share for a total amount of $182,500 and is recognized as part of professional fees in the Statements of Operations and Accumulated Deficit for the year ended December 31, 2003.

NOTE I - NET OPERATING LOSS CARRY FORWARD

The net operating loss carry forward since inception is as follows:

Year	Net Operating Loss	Valuation Allowance	Year of Expiration
2005 - First Quarter	$ 564,182	$ 225,672	2025
2004 2003	15,633,919 2,012,733	6,253,567 805,093	2024 2023
2002	1,679,917	671,967	2022
2001	1,571,200	628,480	2021
2000	1,671,139	668,456	2020
1999	205,851	82,340	2019
1994-1998	1,541,236	616,494	2014-2018
	$24,880,177	9,952,069

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

Page - 16

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005

NOTE J - GOING CONCERN

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

NOTE K - JOINT VENTURES

In 2003, the Company signed five Joint Venture agreements to generate advertising revenue. Two were through the sale of advertising and related media services through the Live Media Marketplace, which is further described in Note A. The other three are based on the Company purchasing advertising for their respective products. Each of the agreements provides for a sharing of the net revenue generated as a result of the media advertising between the joint venture partners, as described in the table below. The Company does not have equity interest or management rights in any of the joint ventures. Their investment in all of the joint ventures is $0. Joint venture A and B have Company share issuance clauses for reaching certain levels of sales beyond the net revenue sharing agreement. One additional joint venture agreement was signed in 2004. None have been entered into in the first quarter of 2005.

Joint Venture	Company Investment in Joint Venture	Profit Sharing Percentage	Joint Venture revenue for First Quarter 2005
A	$0	50%	$0
B	$0	50%	$0
C	$0	20%	$0
D*	$0	40%-50%	$0
E* F	$0 $0	15%-20% 7.5%-50%	$0 $0

During the quarter ended March 31, 2004, $1,588 in revenues had been generated under the above agreements and incurred $76,759 in media advertising expenses associated with the joint ventures. The Company under the terms of the agreements will not be reimbursed. In the quarter ended March 31, 2005, $0 in revenues were generated and incurred $116,576 in media advertising expenses.

Two of the joint ventures (marked with an *) were discontinued by mutual consent in 2004.

Page - 17

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGES)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005

NOTE L - COMMITTMENTS

During February 2003 the Company signed a three-year lease agreement for office space in Vancouver, B.C. The term of the lease extended from May 2003 through April 2006. The minimum monthly rent payments are $6,830. Future minimum lease payments are as follows:

2005         61,470

2006         27,320

Total         $88,790

Rental and other occupancy expenses for the quarter ended March 31, 2005 amounted to $22,380.

NOTE M - STATUTORY VIOLATION

During the year ended December 31, 2002 the Company did not remit required payroll taxes for employee withholdings and Company related payroll tax expenses. These withholdings and expenses were accrued as an accounts payable at December 31, 2002 in the amount of $47,540, including violation penalties and interest in the amount of $22,809. Subsequently, in 2003, the Canadian Revenue Agency (CRA) assessed a tax lien against the Company for these unpaid payroll taxes. The Company made the final payment during the quarter ended September 30, 2004. The total amount owing CRA at September 30, 2004, in this regard is $0. During the third quarter of 2004 the CRA conducted a further audit and assessed an additional $30 for the year 2003, but advised that some portion of earlier penalties/interest would be reversed. CRA does not make a practice of cash refunds in these matters. The amounts involved are not deemed sufficient to require a restatement of prior financials, but have created a reverse balance in interest/penalty expenses for the year ended December 31, 2004. The Company again fell into arrears in remitting payroll taxes in late 2004, a problem which has continued into 2005. The Company has included in its accrued expenses approximately $32,000 for these unpaid payroll taxes including the Company’s estimate of any penalties.

Page - 18

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGES)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005
NOTE N - THREATENED LITIGATION

Due to the on-going negative cash flow the Company has been unable to pay certain vendors for services. Certain items have been forwarded to collection agencies and legal action has been threatened. No additional liability has been accrued beyond the original amount payable.

NOTE O - CONTINGENCIES

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

NOTE P - SUBSEQUENT EVENTS

During the quarter ending June 30, 2005, the Company is intends to propose amendments to the Articles of Incorporation to increase the authorized capital of the Company from 250 million shares of Common Stock, par value $0.001, to 750 million shares of Common Stock, par value $0.001. Additionally, the proposed amendment includes the increase in Preferred Stock from 1 million to 11 million, par value $0.001 consisting of three separate classes; 1) 5,000,000 Preferred Stock Series A, par value $0.001, convertible at a rate of 1 to 100 shares of Common Stock, with all voting rights converted at the same rate, 2) 1 million shares of Preferred Stock Series B, par value $0.001, converted at a rate of 1 to 1 share of Common Stock with all voting rights converted at the same rate., and 3) 5 million shares of Preferred Stock Series C, par value $0.001, with a conversion rate of 1 to 1 share of Common Stock with all voting rights converted at the same rate. The currently issued and outstanding shares of Preferred Stock would be designated as the type 1 described above.

The Company signed a Non-Exclusive Technology Master Licensing Agreement which would allow the non-exclusive sub-licensing of the XRYM System for a fee.

The Company signed a revenue sharing agreement to externally market the XRYM System through the other parties clients and the general business community.

These events had no effect on the financial statements for the quarter ended March 31, 2005.

Page - 19

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following information should be read in conjunction with the unaudited condensed consolidated financial information and the notes thereto included in this Quarterly Report on Form 10-Q.

In addition to the other information in this report, the following Management's Discussion and Analysis should be considered carefully in evaluating Xraymedia, Inc. and our business. This Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance and are identified by terminology such as "may," "will," "could," "should," "expects," "plans," "intends," "seeks," "anticipates," "believes," "estimates," "potential" or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various important factors, including the risks outlined under "Certain Factors Which May Impact Future Results" in this section of this report and our other filings with the Securities and Exchange Commission. These factors may cause our actual results to differ materially from any forward-looking statement.

Management Statement:

Commencing in the later part of 2004, XRAYMEDIA has positioned to become an industry leader, by providing cutting edge live negotiating technology to multiple industries through its premiere business-to-business web site.

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

XRAYMEDIA has received and considered several joint venture opportunities, over the past 12 months, although none have been selected in 2005, to date. The Company has been very selective in its consideration of these various proposals, and is considering move forward with those deemed to be inline with XRAYMEDIA’s global interests. The first such project, agreed to in late 2004, is simply called The Screenwriter Dig (TSD). Born out of XRAYMEDIA’s established partnership with Hollywood entertainment conglomerate, Relativity Management, XRAYMEDIA sponsors this contest quest to find quality scripts and pitches for potential further development by famous producer, and contest host, Mark Canton. In his two decades of experience in the entertainment industry, Mark Canton has help ed bring more than 300 pictures to the silver screen. Canton initially joined Warner Bros. in 1980. He rose to Senior Vice President in 1983 and by 1985

Page - 20

was named President of Worldwide Theatrical Production. During his tenure at Warner Bros., Mr. Canton was instrumental in developing - among others - the Batman , Lethal Weapon , and National Lampoon's Vacation franchises. Entertainment remains one of America's largest exports. Box office records are broken nearly every year and television-advertising revenues are at all-time highs. Revenues from all sources of media and entertainment (film, music, video games, publishing, etc.) are expected to reach $571 billion by 2006 ( Price Waterhouse Coopers ). Since the birth of the industry, Hollywood, as a city and an institution, has represented a gateway to fame, excitement and intrigue that appeals to many people worldwide. Over the course of this competition, launched April 12, 2005, XRAYMEDIA will provide the online expertise and infrastructure for The Screenwriter Dig, while Mark Canton brings creative expertise as well as access to the major motion picture studios and television networks. Through The Screenwriter Dig, writers from all over the country and world are given the chance to have their screenplays, teleplays and television and film pitches read by Mark Canton and his creative staff. At the end of the year one of each type of project (i.e., film script, TV pitch, etc.) will be chosen for further development and submission to a studio for production consideration. By opening the doors to a seasoned Hollywood producer like Mark Canton, aspiring filmmakers who traditionally would never get the attention of a producer of Mark Canton's caliber, now have a means by which to showcase their talents.

With the potential to generate significant revenues, for XRAYMEDIA, The Screenwriter Dig has features nominal fees ranging from $10.00 up to $29.00 per submission. Overall cash flow is conservatively projected at over $8,000,000 for the first year of the competition alone. Increases of 25% for each subsequent year are expected in future TSD contest.

Specifically during the first quarter, covered in this report, XRAYMEDIA has partnered exclusively with the Asian Woman Media Group to represent all North American advertising for the company’s five magazines with a current fee structure that allocates 50% of all North American generated ad-sales revenues to XRAYMEDIA. Currently published by, AIM International, one of the largest Asian print publishers in the UK, the Asian Woman Media Group is bringing five established magazines, all geared towards the South Asian demographic, to North America. These leading publications include Asian Woman, as well as Asian Bride wedding magazine. Both of these premier periodicals are the first Asian publications to be certified by the Audit Bureau of Circulation (ABC). An International regulatory body established since, 1914, the, the ABC is a non-profit organization auditing publications in accordance with recognized standards, which govern, among other things, how publishers report their circulation statistics. Asian Woman is the best selling Asian magazine in the UK, Europe and even the world; and Asian Bride remains the fourth biggest mainstream bridal title in the UK since 2002. Well known throughout the South Asian community, Asian Woman, one of the company's benchmark publications, has a circulation of over 1 million readers alone. With widespread appeal, these magazines have already garnered 23% readership from outside the Asian community. XRAYMEDIA's exclusive rights will be initially focused on bringing North American advertising content to both Asian Woman and Asian Bride magazines. The Company has initiated a marketing plan to be rolled-out, first across all major North American markets and then Internationally as the magazine’s reach grows. Because of lag times in publishing and distribution, XRAYMEDIA’s input into the advertising and text materials will not be on the newsstands until the end of May, of this year (approximately 10 days after this 10QSB becomes public). The financial returns to the company show firstly on the 2nd quarter report, June 30, 2005, and more positively in the 3rd quarter.

Page - 21

PLAN OF OPERATIONS;

XRAYMEDIA's plan of operations for the remainder of the year 2005 will consist of continuing to build on its revenue stream through increased transactions in the Live Media Marketplace through the new release and marketing program announced for the Live Media Marketplace, as well as liquidating inventory for additional revenue and assets on the balance sheet. The trade inventory obtained by the company through corporate trade transactions can also be converted to cash or used for acquiring additional media inventory for its clients. During the remainder of this fiscal year, we intend to show how this plan will translate into strong cash flow for the Company. Going forward we will continue to focus on the three areas that we feel will add significantly to shareholder value: transactional business flow, cash flow, and liquid asset accumulation.

A. Results of Operations

The numbers used in this analysis are those contained in the comparative financial statements that follow. These reflect the changes of previous periods to reflect the current method of presentation.

Sales

Revenues for the first quarter of 2005 were $37,750 and $1,588 for the same quarter in 2004.

Losses

Net losses for the quarter ended March 31, 2005, decreased to $564,182 over the same period in 2004 of $10,085,176, a decrease of ($9,520,994).

The decrease in losses was attributable to decrease in compensation expense and investor relations expense, offset by increases in professional fees and media advertising.

XRAYMEDIA expects to continue to incur losses at least through fiscal year 2005 and there can be no assurance that XRAYMEDIA will achieve or maintain profitability from revenues that may be generated or that growth can be sustained in the future.

Page - 22

Expenses

Selling, general and administrative expenses for the quarter ended March 31, 2005, decreased to $500,348 from $9,961,943 for the quarter ended March 31, 2004. The disproportionate decrease was primarily the inclusion, in 2004, of $9,100,000 in Section 144 control position expenses, along with $332,425 in stock performance plan, both amounts charged to compensation expense. Without the inclusion of these two non-cash items, the 2004 category would be reduced to $530,518, making the two quarters fairly comparable. Depreciation and amortization expenses for the quarters ended March 31, 2005 and March 31, 2004 were $16,735 and $18,260 respectively.

Research and Development expenses were $99,967 in 2005 and $119,973 in 2004. The company spent slightly more heavily in 2004 to expedite the development and spring launch of its Media Service Portal of the Live Media Marketplace.

B. Liquidity and Capital Resources

For the first quarter of 2005, the issuance of 13,500,000 non-cash-shares and the increase in borrowings, barely offset the loss for the first quarter. However, the increase in cash flows for the quarter ended March 31, 2004 can be primarily attributed to an increase in the expense categories: media advertising, travel, marketing, professional fees, supplies and investor relations.

Cash flows generated by operations were $13,159 for the quarter ended March 31, 2005, as versus $513,407 for the quarter ended March 31, 2004, a falling away of $500,000. The heavy issuance of non-cash-shares in 2004 more than offset the $1,000,000 use of funds in the current assets and liability accounts.

Cash flows generated by investing activities were a negative $6,682 for the quarter ended March 31, 2005 and $943,996 for the quarter ended March 31, 2004. The substantial decrease is attributable to the payment, in 2004, in restricted shares, for protection of patents, copyrights and domain.

Cash flows generated from financing activities were nil for the quarter ended March 31, 2005 and $550,500 for the quarter ended March 31, 2004. XRAYMEDIA's financing activities, in the 2004 quarter, primarily consisted of the sale of XRAYMEDIA's common stock pursuant to private placements.

XRAYMEDIA has funded its cash needs over the period covered by this Form 10-QSB through increasing debt and the issuance of its common stock for services. XRAYMEDIA intends to cover its cash needs over the next twelve months in part through the sale of additional shares of its common stock pursuant to a registration statement or an appropriate exemption from registration. However, there is no guarantee that XRAYMEDIA will continue to be able to raise additional funds from the sale of its securities.

C. Capital Expenditures

XRAYMEDIA made no significant net capital expenditures on property or equipment  during the quarters ended March 31, 2005 and 2004. The major planned capital expenditure is further website development. XRAYMEDIA has budgeted $100,000.00 to purchase the additional equipment or programs needed for this development and XRAYMEDIA intends to contract sometime in the near future to complete this work. XRAYMEDIA also plans to raise operating funds by a mixture of debt and stock to provide monies needed for their new projects.

Several years ago, XRAYMEDIA's website had passed its initial test stage on its way to becoming operational to handle the 'real-time' interactive business, a goal which was reached in 2004. The newest developments have resulted in numerous new modifications.

XRAYMEDIA's estimated cash requirements are approximately $1,500,000 annually. The majority of our cash requirements will be used for personnel costs, professional fees, advertising, and further website development. These should be offset to some extent from revenue cash flow. The company will continue its earlier practice of settling some debt for shares.

Page - 23

D. Income Tax Expense (Benefit)

XRAYMEDIA has net operating loss carry forwards of approximately $25,000,000. which will expire from 2014 to 2025. All available losses may not be utilized unless matching profits are earned.

E. Impact of Inflation

XRAYMEDIA believes that inflation has had a negligible effect on operations over the past four years. XRAYMEDIA believes that it can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

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

Page - 24

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

Page - 25

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

            SIGNATURE                            TITLE                            DATE

      /S/ RAYMOND DABNEY          PRESIDENT AND DIRECTOR        MAY 17, 2005.

      RAYMOND DABNEY

Page - 26

EXHIBIT 31

Page - 27

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

Date: May 17, 2005         Signature: /s/Raymond C. Dabney

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

5.The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation in internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 17, 2005         Signature: /s/Raymond C. Dabney

                            Raymond C. Dabney
Chief Financial Officer

Page - 29

EXHIBIT 32

Page - 30

CERTIFICATION PURSUANT TO 18 U.S.C.
SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of XrayMedia, Inc. on Form 10-QSB for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Raymond Dabney, President and Chief Executive Officer of XrayMedia, Inc and a member of the Board of Directors, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

Date: May 17, 2005         Signature: /s/Raymond C. Dabney

                            Raymond C. Dabney
                        Chief Executive Officer

Page - 31

CERTIFICATION PURSUANT TO 18 U.S.C.
SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of XrayMedia, Inc. on Form 10-QSB for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Raymond Dabney, President and Chief Financial Officer of XrayMedia, Inc and a member of the Board of Directors, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

Date: May 17, 2005         Signature: /s/Raymond C. Dabney

                            Raymond C. Dabney
                        Chief Executive Officer

Page - 32

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

Page - 33

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

Page - 34

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

Page - 35

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

Page - 36