Form 10QSB
period 2005-06-30
XRAYMEDIA COM INC
filed 2005-08-19
CIK 1097068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

[   ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
(No fee required) for the transition period from____________to________________

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

Preferred Stock ($0.001 Par Value) None

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

The issuer's total revenues for the two quarters ended June 30, 2005, were $68,500.

On June 30, 2005 and August 9, 2005 the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 247,457,250 and 310,457,250. On June 30, 2005 and August 9, 2005, the number of shares outstanding of the registrants Preferred Stock, $0.001 par value was 1,000,000.

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

ITEM 1.  FINANCIAL STATEMENTS

As used herein, the term “Company” refers to XRAYMEDIA, INC., a Minnesota Corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended JUNE 30, 2005 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F - 1 through F - 9 and are incorporated herein by this reference.

(THIS SPACE LEFT BLANK INTENTIONALLY)

Page - 3

XRAYMEDIA, INC.
(FORMERLY XRAYMEDIA.COM, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
BALANCE SHEET (UNAUDITED)
JUNE 30, 2005

JUNE 30
ASSETS	2005
CURRENT ASSETS
Cash and cash equivalents	$220
Accounts receivable (Note A)	29,100
Prepaid expenses (Note B)	34,083

TOTAL CURRENT ASSETS	63,403
FIXED ASSETS
Furniture and equipment
Cost.	334,705
Accumulated amortization.	(301,139)
Net	33,566
Software License
Cost.	25,000
Accumulated amortization	(25,000)
Net	0
TOTAL FIXED ASSETS	33,566
TOTAL ASSETS	$96,969
CURRENT LIABILITIES
Accounts payable and Accrued expenses(Note D)	$1,328,201
Advances from Company Officer (Note F)	144,419
Advance from related party (Note F)	646,782
Advances - Other (Note D) TOTAL CURRENT LIABILITIES	237,052 2,356,454
TOTAL LIABILITIES	2,356,454
STOCKHOLDERS' EQUITY (Note H)
Convertible Preferred Stock, par value $.001; 11,000,000
shares authorized; 1,000,000 issued and outstanding at June 30, 2005	1,000
Additional paid in capital	-
Common Stock, par value $.001; 750,000,000 shares authorized; issued and outstanding 247,457,250 June 30, 2005	247,457
Additional paid in capital	23,384,109
Common shares subscribed	11,000
Deficit at inception date	(746,875)
Accumulated deficit during the development stage	(25,156,176)
Common stock note receivable	(0)
TOTAL STOCKHOLDERS' EQUITY<DEFICIT>	(2,259,485
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$96,969

The accompanying notes are an integral part of these financial statements.

Page - 4

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005, 2004, AND
THE PERIOD MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE) TO JUNE 30, 2005

	Three Months Ended June 30,		Six Months Ended June 30,		March 1, 1994 (inception of development stage) to June 30, 2005
	2005	2004	2005	2004
REVENUE	$30,750	$22,500	$68,500	$24,088	$184,657
___________		___________	________	__________	_____________
COSTS AND EXPENSES
Personnel Costs	15,000	21,000	30,000	42,000	778,871
Compensation expense	-	-		9,432,425	12,121,750
Occupancy costs	21,315	20,998	43,523	43,378	501,257
Professional fees	45,575	91,760	211,939	156,717	1,745,164
Computer Costs	-	-	-	-	94,840
Media advertising	78,594	(11,245)	195,170	65,514	568,634
Marketing	19,377	25,632	41,149	49,629	374,942
Travel & Promotion	7,358	20,868	20,637	60,307	474,943
Consulting	23,461	137,222	47,812	159,949	571,545
Bank charges	456	874	1,634	2,145	20,045
Office supplies	11,857	17,574	38,475	43,017	422,090
Communication.	6,114	6,039	12,376	11,212	185,667
Insurance	260	99	452	99	78,330
Miscellaneous	-	173	670	1,470	27,288
Transfer fees	1,570	1,000	3,528	3,308	28,987
Depreciation and amortization.	16,635	18,260	33,370	36,520	345,350
Bad debt expense.	-	-	-	-	188,375
Research and Development.	52,065	76,433	152,032	196,406	1,157,789
Media and project development			-	-	2,135,850
Patent, copyright expense			-	-	924,000
Investor relations	2,131	169,342	69,316	373,849	1,984,717

TOTAL OPERATING EXPENSES	301,768	596,029	902,083	10,677,945	24,640,434
OTHER INCOME
Dissolution of Corp Reports	-	-	-	-	(503,507)
Other (Note H)	-	-	-	-	(138,774)
-		-			(642,281)
OTHER EXPENSES
Interest and penalties	3,000	475	3,000	1,950	16,694
Other interest	1,981	857	3,598	4,230	41,424
____________		____________	_________	___________	____________

	$4,981	$1,332	$6,598	$6,180	$58,118
____________		____________	__________	___________	____________
NET (LOSS)	(275,999)	(574,861)	(840,181)	(10,660,037)	(25,156,176)
Accumulated deficit, beginning	(24,880,177)	(18,767,252)	(24,315,995)	(8,682,076)
Accumulated deficit, Ending	$(25,156,176)	$(19,342,113)	$(25,156,176)	$(19,342,113)	$ $ (25,156,176)
BASIC
LOSS PER SHARE (NOTE A).	$(0.002)	$(0.004)	$(0.003)	$(0.093)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING.
	258,790,583	140,932,167	240,707,250	114,189,333

The accompanying notes are an integral part of these financial statements.

Page - 5

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005, 2004, AND
THE PERIOD MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE) TO JUNE 30, 2005

	Six Months Ended June 30,		March 1, 1994 (inception of development stage)
	2005	2004	to June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(840,181)	$(10,660,037)	(25,156,176)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	33,470	36,520	320,350
Amortization	-	-	25,000
Shares issued in exchange for services
charged to Professional fees	170,000	232,825	494,500
Shares issued for stock performance plan	-	332,425	1,996,000
Shares issued under section 144-control position	-	9,100,000	10,150,000
Shares issued for services	244,000	1,642,500	4,547,850
Abandonment of furniture & equipment	-	-	30,809
Bad debt expense	-	-	36,343
Write-off of goodwill Write-off of patent, copyright	-	-	464,831 924,000
CHANGES IN CURRENT ASSETS
AND CURRENT LIABILITIES:
<Increase>decrease in current assets:
Prepaid expenses	(33,956)	(185,644)	(34,083)
Accounts receivable	2	(19,000)	(35,443)
Security deposit	158	1,069	1
Increase in current liabilities:
Accrued expenses	263,710	(189,597)	1,160,428
Advances from Company Officers and related parties	25,410	-	1,014,043
Advances from Others	150,699	(47,881)	210,487

NET CASH USED FOR OPERATING ACTIVITIES	13,312	243,180	3,851,060

The accompanying notes are an integral part of these financial statements.

Page - 6

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005, 2004, AND
THE PERIOD MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE) TO JUNE 30, 2005 (CONT)

	Six Months Ended June 30,		March 1, 1994 (inception of development stage)
	2005	2004	to June 30,2005
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	$(6,679)	(19,996)	(384,725)
Acquisition of software	-	-	(25,000)
of goodwill	-	-	(464,831)
Acquisition of patent, copyright and domain protection		(924,000)
NET CASH <USED>FOR INVESTING ACTIVITIES	$(6,679)	(943,996)	(874,556)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes payable	-	-	1,704,807
Shares issued for note	-	-
Shares subscribed	-	(342,300)	11,000
Sale of common stock	-	1,030,100	3,010,029
NET CASH PROVIDED BY FINANCING
ACTIVITIES	-	688,800	4,725,836

NET INCREASE<DECREASE> IN CASH	6,633	(12,016)	220
CASH, beginning of period	(6,413)	19,652
CASH, end of period	$220	$7,636	$220

SUPPLEMENTAL DISCLOSURE:
Penalties and interest	$3,000	$1,950	25,809
Other Interest expense	$3,598	$4,230	41,424
Non-cash investing and financing activities
Shares issued for services & charged to professional fees	$170,000	$232,825
Shares issued for stock performance plan	-	332,425
Shares issued under section 144 - control position	-	9,100,000
Shares issued in exchange for services	244,000	1,642,500
Share issued for intangible assets	-	924,000
	$414,000	$12,231,750

No significant amounts of taxes were paid during the periods shown above.

 The accompanying notes are an integral part of these financial statements.
Page - 7

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005

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

Basis of Presentation
The unaudited balance sheet of Xraymedia, Inc. (the “Company”) as of JUNE 30, 2005 and the unaudited statements of operations and accumulated deficit for the THREE MONTHS and SIX MONTHS ended JUNE 30, 2005 and 2004 and the statements of cash flow for the SIX MONTHS ended JUNE 30, 2005 and 2004. These have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Page - 8

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005

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

b. Basic earnings per share

Basic earnings per share have been calculated in conformity with Financial Accounting Standards Board Statement No. 128 “Earnings per Share ”. The Company has a capital structure that has significant potential common shares. Basic earnings per share is calculated weighted on the average number of common shares outstanding each year. Diluted earnings per share are calculated as if the convertible preferred shares and warrants have been converted and/or exercised at date of issuance.

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

d. Issuance of preferred and common stock

The issuance of common stock for other than cash is recorded by the Company at management estimate of the fair value of the assets acquired or services rendered. The value is discounted for restricted stock for the time that restrictions are placed on the stock.

Page - 9

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005

e. Income taxes

No income taxes are payable for the SIX MONTHS ended June 30, 2005 and 2004. The Company has net operating losses of approximately $25,000,000, which will expire in the 20 th year from the date the losses were incurred, i.e. from 2015 to 2025.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2005

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
FOR THE SIX MONTHS ENDED JUNE 30, 2005

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

k. Advertising

The Company expenses all advertising as incurred. For the six month period ended June 30, 2005 and 2004, the Company charged to operations $195,170 and $65,514 respectively. The advertising was used in the joint ventures as described further in Note K but included Company information in the advertisement.

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

n. Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at June 30, 2005, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

o. Revenue Recognition Policy

Revenue is recognized when the earning process is complete and the risk and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon the delivery of the media and services to our customer. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin 101.

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

Page - 12

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2005 AND 2004

NOTE B - PREPAID EXPENSES

Prepaid expenses at June 30, 2005 consist of:

2005
(a) Legal expenses (b) Other prepaid expenses	$ 25,000
9,083
$ 34,083
The renumeration in both (a) and (b)was in the form of Section 144 Restricted Stock.

NOTE C - FURNITURE AND EQUIPMENT

Property and equipment at June 30, 2005 consist of:

2005
Furniture and equipment	$ 334,705
Software License	25,000
Less: Accumulated depreciation and amortization	(326,139)
Furniture and equipment, net	$33,566

Depreciation expense for the six months ended June 30, 2005 and 2004 was $33,370 and $36,250 respectively. Amortization expense on the software license was $2,082 for the two quarters ended June 30, 2004, as the software license was fully amortized at December 31, 2004.

NOTE D - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND ADVANCES
Accounts payable and accrued expenses at June 30, 2005 were comprised of the following:

2005
Accrued Consulting expense	$239,076
Accrued Office expense	212,512
Accrued Professional fees expense	278,922
Accrued Website/Internet expense	358,614
Accrued Other expenses	6,833
Accrued Wages payable	140,789
Accrued Media advertising	91,39
Total Accrued Expenses	$1,328,201

Advances were made by another company for rental expenses incurred during the three months ended December 31, 2002 in the amount of $26,565. The advances were extended on open terms and remain outstanding on June 30, 2005.

Other advances amounting to $210,487 from a related party was used for daily operations of the Company. Interest for the said advances was waived. The interest if imputed would be immaterial to these financial statements. These advances where extended on open terms and remain outstanding on June 30, 2005.

Page - 13

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005

NOTE F - RELATED PARTY TRANSACTIONS

A shareholder and spouse of the Company President advanced money on a partially revolving basis without interest to the Company since 2001, to be used in daily operations. If the interest expense was imputed it would be immaterial to the financial statements taken as a whole and thus is not included. Balances of June 30, 2005 show additional investment of $34,836 during this half year.

The President charges the Company for his management fees in lieu of an employee salary. Management fees for the two quarters ended June 30, 2005 and 2004 were $23,461 and $24,351 respectively and are included in consulting in the Statement of Operations and Accumulated Deficit. The Company owed the President $144,419 as of June 30, 2005 for these services which are included in advances on the Balance Sheet.

NOTE G - STOCK PERFORMANCE PLAN

The Board of Directors offers common stock, on a discretionary basis, to certain individuals who have been instrumental in the Company’s continuance, for the two quarters ended June 30, 2005, no shares were issued under this plan. However during the years ended December 31, 2004 and 2003, 7,830,487 and 1,000,000 shares were issued of common stock under the stock performance plan, respectively. The shares issued were valued at fair market value at the date of issuance, ranging from $0.03 to $0.40 per share, and were recognized in compensation expense in the Statements of Operations and Accumulated Deficit.

Page - 14

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005

NOTE H - EQUITY TRANSACTIONS

On June 24, 2005 a special general meeting was held and the shareholders of the Corporation voted and subsequently received regulatory approvals, to amend the authorized capital:

COMMON SHARES (voting) : 750,000,000 shares par value $0.001 per share

CONVERTIBLE PREFERRED SHARES: 11,000,000 shares par value $0.001 per share consisting of three (3) separate classes:

a.	5,000,000 shares of Preferred Stock Series A, par value $.001, convertible at a conversion rate of 1 share of Preferred
Stock Series A for 100 shares of Common Stock, with all voting rights converted at the same rate. The 1,000,000 issued
And outstanding preferred shares will be designated as Preferred Stock Series A

b.	1,000,000 shares of Preferred Stock Series B, par value $.001, convertible at a conversion rate of 1 share of Preferred
Stock Series B for 1 share of Common Stock, with all voting rights converted at the same rate.

c.
5,000,000 shares of Preferred Stock Series C, par value $.001, convertible at a conversion rate of 1 share of Preferred Stock Series C for 1 share of Common Stock, with all voting rights converted at the same rate.

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

Stock Transaction - in the second quarter to the date of this report, August 9, 2005, are as follows:

	# of Shares	Price
a. Cash transactions	N/C
b. Non-cash transactions
Issued for services past and future	22,500,000	$ 0.013-$0.034
Total common shares issued	22,500,000
Common shares issued to
December 31, 2004	224,957,250
Total common shares issued to
June 30, 2005	247,457,250
Common Shares Issued from July 1, 2005 - August 9, 2005 For services past and future Total Common shares issued to August 9, 2005 c. Future shares issuance is restricted by	63,000,000 310,457,250	$ 0.01
Unexpired warrants as of June 30, 2005	120,000
Cashless warrants exercised in 2004 still to be issued in 2005	101,538
Unconverted preferred shares	100,000,000
Remaining cash subscriptions from December 31, 2004	333,333
Total share issuance restriction	100,554,871
Total shares issued as of August 9, 2005	310,457,250
Total possible shares	411,012,121
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

As of June 30, 2005 and the date of this report the unexpired cashless warrants were calculated to be approximately 120,000. Significant amounts of warrants were unexercised and expired during the two quarters of 2005.

Page - 15

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005

NOTE I - NET OPERATING LOSS CARRY FORWARD

The net operating loss carry forward since inception is as follows:

Year	Net Operating Loss	Valuation Allowance	Year of Expiration
2005 - Two Quarters	$ 840,181	$ 336,072	2025
2004	15,633,919	6,253,567	2024
2003	2,012,733	805,093	2023
2002	1,679,917	671,967	2022
2001	1,571,200	628,480	2021
2000	1,671,139	668,456	2020
1999	205,851	82,340	2019
1994-1998	1,541,236	616,494	2014-2018

	$25,156,176	$10,062,469

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
FOR THE SIX MONTHS ENDED JUNE 30, 2005

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

NOTE K - JOINT VENTURES

In 2003, the Company signed five Joint Venture agreements to generate advertising revenue. Two were through the sale of advertising and related media services through the Live Media Marketplace, which is further described in Note A. The other three are based on the Company purchasing advertising for their respective products. Each of the agreements provides for a sharing of the net revenue generated as a result of the media advertising between the joint venture partners, as described in the table below. The Company does not have equity interest or management rights in any of the joint ventures. Their investment in all of the joint ventures is $0. Joint venture A and B have Company share issuance clauses for reaching certain levels of sales beyond the net revenue sharing agreement. One additional joint venture agreement was signed in 2004. None have been entered into in the two quarters of 2005.

Joint Venture	Company Investment in Joint Venture	Profit Sharing Percentage	Joint Venture revenue for Two Quarters of 2005
A	$0	50%	$0
B	$0	50%	$0
C	$0	20%	$0
D*	$0	40%-50%	$0
E* F	$0 $0	15%-20% 7.5%-50%	$0 $0

During the quarter ended March 31, 2004, $1,588 in revenues had been generated under the above agreements and incurred $76,759 in media advertising expenses associated with the joint ventures. The Company under the terms of the agreements will not be reimbursed. In the two quarters ended June 30, 2005, $0 in revenues was generated and incurred $195,170 in media advertising expenses.

Two of the joint ventures (marked with an *) were discontinued by mutual consent in 2004.

Page - 17

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGES)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005

NOTE L - COMMITTMENTS

During February 2003 the Company signed a three-year lease agreement for office space in Vancouver, B.C. The term of the lease extended from May 2003 through April 2006. The minimum monthly rent payments are $6,830. Future minimum lease payments are as follows:

2005       61,470
2006     27,320
Total       $88,790

Rental and other occupancy expenses for the two quarters ended June 30, 2005 amounted to $43,523.

NOTE M - STATUTORY VIOLATION

During the year ended December 31, 2002 the Company did not remit required payroll taxes for employee withholdings and Company related payroll tax expenses. These withholdings and expenses were accrued as an accounts payable at December 31, 2002 in the amount of $47,540, including violation penalties and interest in the amount of $22,809. Subsequently, in 2003, the Canadian Revenue Agency (CRA) assessed a tax lien against the Company for these unpaid payroll taxes. The Company made the final payment during the quarter ended September 30, 2004. The total amount owed CRA at September 30, 2004, in this regard was $0. During the third quarter of 2004 the CRA conducted a further audit and assessed an additional $30 for the year 2003, but advised that some portion of earlier penalties/interest would be reversed. CRA does not make a practice of cash refunds in these matters. The amounts involved are not deemed sufficient to require a restatement of prior financials, but have created a reverse balance in interest/penalty expenses for the year ended December 31, 2004. The Company again fell into arrears in remitting payroll taxes in late 2004, a problem which has continued into 2005. The Company has included in its accrued expenses approximately $40,942 for these unpaid payroll taxes including the Company’s estimate of any penalties, which may be $3,000 this year based on recent discussion with the Regulatory Board.

Page - 18

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGES)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005

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

NOTE P - SUBSEQUENT EVENTS

The Company set up a European LOM operations with three managers joining the Company to structure a new European division.

This event had no effect on the financial statements for the six months ended June 30, 2005.

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

XRAYMEDIA has received and considered several joint venture opportunities, specifically during the second quarter, covered in this report, XRAYMEDIA has sold its first non-exclusive Master License Agreement for its new open industry live negotiating technology, with a private successful Internet entrepreneur. The master licensee has begun implementing their aggressive first-to-market marketing plan to acquire sub-licensees for their non-exclusive marketing territory. Under the terms of this agreement the master license holder is committed to promoting and marketing the live negotiating system, in various industries, to the general business community, and the public at large over the next 36 months. During this quarter the company has successfully launched the first website sub-licensed with the recently launched Live Open Marketplace system (LOM). The initial LOM sub-license holder is a private Ohio business owner that is looking forward to the prospect of immediately expanding his client base. His website www.bavarianpastryshop.com is now released, complete with customized graphics, and presentation featuring the many benefits of the live negotiating technology in the LOM system.

The Screenwriter Dig (TSD), born out of XRAYMEDIA’s established partnership with Hollywood entertainment conglomerate, Relativity Management, has an impending announcement of National Sponsorship packages to create a media buzz around XRAYMEDIA's Entertainment division. The Company expects to publicize its official national and regional sponsorship packages upon legal approvals. The sponsorship packages will be structured in tiers allowing businesses and organizations to commit different levels of contests support and media exposure. XRAYMEDIA sponsors this contest quest to find quality scripts and pitches for potential further development by famous producer, and contest host, Mark Canton. Over the course of this competition, launched April 12, 2005, at www.thescreenwriterdig.com XRAYMEDIA will provide the online expertise and infrastructure for The Screenwriter Dig, while Mark Canton brings creative expertise as well as access to the major motion picture studios and television networks. Through The Screenwriter Dig, writers from all over the country and world are given the chance to have their screenplays, teleplays and television and film pitches read by Mark Canton and his creative staff. At the end of the year one of each type of project (i.e., film script, TV pitch, etc.) will be chosen for further development and submission to a studio for production consideration.

PLAN OF OPERATIONS;

XRAYMEDIA's plan of operations for the remainder of the year 2005 will consist of continuing to build on its revenue stream through increased transactions in the Live Media Marketplace (LMM) and the Live Open Marketplace (LOM) through the new release and marketing programs announced for the live negotiating technology. XRAYMEDIA European operations shows great promise as it’s representatives have garnered great interest and have already established two license holders for the technology and the company has begun preparing to build the subsequent websites utilizing its LOM technology.

The company’s partnership with Relativity Management is beginning to blossom as the first payment of $50,000 is expected shortly with many more to follow as the Beverly Hills film fund begins production on its first financed motion picture.

As well as liquidating the trade inventory obtained by the company through corporate trade transactions for additional revenue and assets on the balance sheet or can also be converted to cash or used for acquiring additional media inventory for its clients. During the remainder of this fiscal year, we intend to show how this plan will translate into strong cash flow for the Company. Going forward we will continue to focus on the three areas that we feel will add significantly to shareholder value: transactional business flow, cash flow, and liquid asset accumulation.

Page - 20

A. Results of Operations

The numbers used in this analysis are those contained in the comparative financial statements that follow. These reflect the changes of previous periods to reflect the current method of presentation.

Sales
Revenues for the first quarter of 2005 were $37,750 and $1,588 for the same quarter in 2004.
Revenues for the second quarter of 2005 were $30,750, for a six month total of $68,500.
Revenues for the second quarter of 2004 were $22,500, for a six month total of $24,088.

Losses

Net losses for the two quarters ended June 30, 2005, decreased to $840,181 over the same period in 2004 of $10,660,037, a decrease of ($9,819,856).

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

Page - 21

Expenses

Selling, general and administrative expenses for the six months ended June 30, 2005, decreased to $716,581 from $10,445,019 for the quarter ended June 30, 2004. The disproportionate decrease was primarily the inclusion, in 2004, of $9,100,000 in Section 144 control position expenses, along with $332,425 in stock performance plan, both amounts charged to compensation expense. Without the inclusion of these two non-cash items, the 2004 category would be reduced to $530,518, making the two quarters fairly comparable. Depreciation and amortization expenses for the three and six months ended June 30, 2005 and June 30, 2004 were $16,635, $33,370, $18,260 and $36,520 respectively.

Research and Development expenses for the six months ended June 30, 2005 and 2004 were $152,032, $196,406, respectively. The company spent slightly more heavily in 2004 to expedite the development and spring launch of its Media Service Portal of the Live Media Marketplace.

B. Liquidity and Capital Resources

For the six months of 2005, the issuance of 22,500,000 non-cash-shares and the increase in borrowings, barely offset the loss for the six months

Cash flows generated by operations were $13,312 for the six months ended June 30, 2005, as versus $243,180 for the six months ended June 30, 2004, a decrease of $229,868. The heavy issuance of non-cash-shares in 2004 was reduced in 2005.

Cash used by investing activities was $6,679 for the six months ended June 30, 2005 and $943,996 for the six months ended June 30, 2004. The substantial decrease is attributable to the payment, in 2004, in restricted shares, for protection of patents, copyrights and domain, which was written off in the fourth quarter of 2004 as it was determined to be unsuccessful.

Cash flows generated from financing activities were nil for the six months ended June 30, 2005 and $688,800 for the quarter ended June 30, 2004. XRAYMEDIA's financing activities, in the 2004 period, primarily consisted of the sale of XRAYMEDIA's common stock pursuant to private placements.

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

C. Capital Expenditures

XRAYMEDIA made no significant net capital expenditures on property or equipment during the two quarters ended June 30, 2005 and 2004. The major planned capital expenditure is further website development. XRAYMEDIA has budgeted $100,000 to purchase the additional equipment or programs needed for this development and XRAYMEDIA intends to contract sometime in the near future to complete this work. XRAYMEDIA also plans to raise operating funds by a mixture of debt and stock to provide monies needed for their new projects.

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

Page - 22

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

Estimates

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

Research and Development

We expense all research and development expenses as incurred. Costs incurred to establish the technological feasibility of our web site and technology are expensed as incurred and included in Research and Development expenses. There are no production costs to capitalize as defined in Statement on Financial Accounting Standards No. 86.

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

Page - 23

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS: EXHIBITS REQUIRED TO BE ATTACHED BY ITEM 601 OF REGULATION S-B ARE LISTED IN THE INDEX TO EXHIBITS BEGINNING ON PAGE 23 OF THIS FORM 10-QSB, WHICH IS INCORPORATED HEREIN BY REFERENCE.
(B) REPORTS ON FORM 8-K: NOVEMBER 30, 2000, THE COMPANY FILED A FORM 8-K IN RESPECT TO THE RESIGNATION OF ONE OF OUR DIRECTORS, BRIAN WALKER. MR. WALKER HAD SUBMITTED A WRITTEN RESIGNATION TO US ON NOVEMBER 1, 2000.

[THIS SPACE LEFT BLANK INTENTIONALLY]

Page - 24

SIGNATURES

IN ACCORDANCE WITH SECTION 12 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT CAUSED THIS FORM 10-QSB TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, THIS 19TH DAY OF AUGUST, 2005.

XRAYMEDIA INC.

/S/ RAYMOND DABNEY
NAME: RAYMOND DABNEY
TITLE: PRESIDENT, CEO AND DIRECTOR

IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

          SIGNATURE                             TITLE                              DATE

    /S/ RAYMOND DABNEY        PRESIDENT AND DIRECTOR         AUGUST 9, 2005.

    RAYMOND DABNEY

Page - 25

EXHIBIT 31

Page - 26

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

Date: August 9, 2005         Signature: /s/Raymond C. Dabney
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

Date: August 9, 2005         Signature: /s/Raymond C. Dabney
                                         Raymond C. Dabney

Chief Financial Officer

Page - 28

EXHIBIT 32

Page - 29

CERTIFICATION PURSUANT TO 18 U.S.C.
SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of XrayMedia, Inc. on Form 10-QSB for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Raymond Dabney, President and Chief Executive Officer of XrayMedia, Inc and a member of the Board of Directors, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

Date: August 9, 2005         Signature: /s/Raymond C. Dabney
                                         Raymond C. Dabney

                     Chief Executive Officer

Page - 30

CERTIFICATION PURSUANT TO 18 U.S.C.

SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of XrayMedia, Inc. on Form 10-QSB for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Raymond Dabney, President and Chief Financial Officer of XrayMedia, Inc and a member of the Board of Directors, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

Date: August 9, 2005         Signature: /s/Raymond C. Dabney
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

Page - 32

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

Page - 34

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

Page - 35