Form 10KSB/A
period 2004-12-31
XRAYMEDIA COM INC
filed 2005-08-25
CIK 1097068

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
Second(2) .16 .03
Third(3) .19 .04
Fourth(4) .09 .04

Quarter High Low
----------------------------------
2002 First(1) .12 .03
Second(2) .10 .02
Third(3) . 10 .04
Fourth(4) . 06 .03

Quarter High Low
-------------------------------
2003 First(1) . 06 .02
Second(2) . 40 .04
Third(3) .93 .22
Fourth(4) .34 .09

Quarter High Low
-------------------------------
2004 First(1) .28 .09
Second(2) .23 .05
Third(3) .12 .06
Fourth(4) .08 .03

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

Page - 24

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Principles (Continued)

Impact of accounting standards

In January 2003 the FASB issued Interpretation 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”. This Interpretation requires a Company to consolidate the financial statements of a “Variable Interest Entity”“VIE”, sometimes also known as a “special purpose entity”, even if the entity does not hold a majority equity interest in the VIE. The Interpretation requires that if a business enterprise has a “controlling financial interest” in a VIE, the assets, liabilities, and results of the activities of the VIE should be included in consolidated financial statements with those of the business enterprise, even if it holds a minority equity position. This Interpretation was effective immediately for all VIE’s created after January 31, 2003; for the first fiscal year or interim period beginning after June 15, 2003 for VIE’s in which a Company holds a variable interest that it acquired before February 1, 2003.

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

            SIGNATURE              TITLE              DATE

      /S/ RAYMOND DABNEY          PRESIDENT AND DIRECTOR        APRIL 14, 2005.

      RAYMOND DABNEY

Page - 39

EXHIBIT 31

Page - 40

GLOBETRAC INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Raymond Dabney, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Xraymedia.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and GlobeTrac has:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 25, 2005

/s/ Raymond Dabney
Raymond Dabney
Chief Executive Officer

Page - 41

GLOBETRAC INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Raymond Dabney, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Xraymedia.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and GlobeTrac has:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 25, 2005

 /s/ Raymond Dabney
Raymond Dabney
Chief Financial Officer

Page - 42

EXHIBIT 32

Page - 43

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Xraymedia.  on Form 10-KSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Raymond Dabney, President and Chief Executive Officer of Xraymedia and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

 /s/ Raymond Dabney
Raymond Dabney
Chief Executive Officer

August 25, 2005

Page - 44

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Xraymedia on form 10-KSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Raymond Dabney, Secretary, Treasurer, and Chief Financial Officer Xraymedia and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Raymond Dabney
Raymond Dabney
Chief Financial Officer

August 25, 2005

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