Form 10QSB
period 2005-09-30
XRAYMEDIA COM INC
filed 2005-11-18
CIK 1097068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

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

Gronausestraat 1167, 7534 AG Enschede, Netherlands
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

The issuer's total revenues for the three quarters ended September 30, 2005, were $193,500.

On September 30, 2005 and November 9, 2005 the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 427,657,250. On September 30, 2005 and November 9, 2005, the number of shares outstanding of the registrants Preferred Stock,11,000,000 @  $0.001 par value.

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

ITEM 1.  FINANCIAL STATEMENTS

As used herein, the term “Company” refers to XRAYMEDIA, INC., a Minnesota Corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2005 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F - 1 through F - 9 and are incorporated herein by this reference.

(THIS SPACE LEFT BLANK INTENTIONALLY)

Page - 3

XRAYMEDIA, INC.
(FORMERLY XRAYMEDIA.COM, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2005

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$220
Accounts receivable	104,100
Prepaid expenses	34,083

TOTAL CURRENT ASSETS	$138,403

FIXED ASSETS
Furniture and equipment
Cost.	$334,705
Accumulated amortization.	(317,774)
Net	16,931
Software License
Cost.	25,000
Accumulated amortization	(25,000)
Net	-

TOTAL FIXED ASSETS	$16,931

TOTAL ASSETS	$155,334

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and Accrued expenses	$1,328,201
Advances from Company Officer	144,419
Advance from related party	646,782
Advances - Other	237,052

TOTAL CURRENT LIABILITIES	$2,356,454

TOTAL LIABILITIES	$2,356,454
STOCKHOLDERS' EQUITY (Note )
Convertible Preferred Stock, par value $.001; 1,000,000
shares authorized; 1,000,000 issued and outstanding at June 30, 2005	$1,000
Additional paid in capital	-
Common Stock, par value $.001; 250,000,000 shares authorized; issued and outstanding 247,457,250	247,457
June 30, 2005 (See Note H for increased authorized capital)

Additional paid in capital	23,384,109
Common shares subscribed	11,000
Deficit at inception date	(746,875)
Accumulated deficit during the development stage	(25,156,176)
Common stock note receivable	-

TOTAL STOCKHOLDERS' EQUITY(DEFICIT)	$(2,259,485)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$96,969

The accompanying notes are an integral part of these financial statements.

Page - 4

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005, 2004, AND
THE PERIOD MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE) TO SEPTEMBER 30, 2005

	Three Months Ended September 30		Nine Months Ended September 30		March 1, 1994
	2005	2004	2005	2004	(inception of development stage) to September 30,2005
REVENUE	$125,000	$45,010	$193,500	$69,098	309,657
COSTS AND EXPENSE
Personnel Costs	$30,391	$21,000	$60,391	$63,000	809,262
Compensation Expense	-	-	-	9,432,425	12,121,750
Occupancy Costs	15,565	19,113	59,088	62,491	516,822
Professional Fees	31,601	13,108	243,540	169,825	1,776,765
Media Advertising	72,658	6,077	267,828	71,591	641,292
Computer Costs		-	-	-	94,840
Marketing	5,945	156,031	47,094	205,660	380,887
Travel and Promotion		41,668	20,637	101,975	474,943
Consulting	58,534	148,350	106,346	308,299	630,079
Consulting - Europe	56,000	-	56,000	-	56,000
Bank Charges	110	3,508	1,744	5,653	20,155
Office Supplies	914	16,905	39,389	59,922	423,004
Communication	5,148	6,344	17,524	17,556	190,815
Insurance		48	452	147	78,330
Miscellaneous	206	3,668	876	5,138	27,494
Transfer Fees	1,282	1,310	4,810	4,618	30,269
Depreciation and Amortization	16,635	18,663	50,005	55,183	361,985
Bad Debt Expense	-	-	-	-	188,375
Patent, Copyright Expense	-	-	-	-	924,000
Research and Development	12,300	56,548	164,332	252,954	1,170,089
Media Project Development	-	-	-	-	2,135,850
Investor Relations	-	98,755	69,316	472,604	1,894,717
TOTAL OPERATING EXPENSES	$307,289	$611,096	$1,209,372	$11,289,041	24,947,723
NET OPERATING LOSS	$(182,289)	$(566,086)	$(1,015,872)	$(11,219,943)	(24,638,066)
OTHER INCOME
Dissolution of CorpReports	-	-	-	-	(503,507)
Other	-	-	-	-	(138,774)
	-	-	-	-	(642,281)
OTHER EXPENSES
Interest and Penalties	$-	$(12,232)	$3,000	$(10,282)	16,694
Other Interest Expense	-	(1,980)	3,598	2,250	41,424
	$-	$(14,212)	$6,598	$(8,032)	58,118
NET LOSS	$(182,289)	$(551,874)	$(1,022,470)	$(11,211,911)	(25,338,465)

Accumulated Deficit Beginning	(25,156,176)	(19,342,113)	(24,315,995)	(8,682,076)

Accumulated Deficit Ending	$(25,338,465)	$(19,893,987)	$(25,338,465)	$(19,893,987)	(25,338,465)

BASIC LOSS per SHARE	$(0.0005)	$(0.003)	$(0.003)	$(0.09)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	363,290,583.00	142,112,167	311,040,583.00	123,503,476

The accompanying notes are an integral part of these financial statements.

Page - 5

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005, 2004, AND
THE PERIOD MARCH 1, 1994 (INCEPTION OF THE DEVELOPMENT STAGE) TO SEPTEMBER 30, 2005

	Nine Months Ended September 30		March 1, 1994
	2005	2004	(inception of development stage) to September 30,2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,022,470)	$(11,211,911)	(25,338,465)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	50,005	55,183	336,885
Amortization		-	25,000
Shares issued in exchange for services
charged to Professional fees	196,900	232,825	521,400
Shares issued for stock performance plan		332,425	1,996,000
Shares issued under section 144-control position	84,000	9,100,000	10,234,000
Shares issued for other services	294,466	1,750,500	4,598,316
Abandonment of furniture & equipment		-	30,809
Bad debt expense		-	36,343
Write-off of goodwill			464,831
Write-off of patent, copyright			924,000
CHANGES IN CURRENT ASSETS AND
CURRENT LIABILITIES:
<Increase>decrease in current assets:
Prepaid expenses	(33,956)	-	(34,083)
Accounts receivable	(74,998)	(56,852)	(110,443)
Security deposit	158	(2,473)	1
Increase<decrease> in current liabilities:
Accrued expenses	263,710	(90,878)	1,169,854
Advances from Company Officers and related parties	89,798	47,036	1,069,005
Advances from Others	165,699		225,487

NET CASH USED FOR OPERATING ACTIVITIES	13,312	155,855	(3,851,060)

The accompanying notes are an integral part of these financial statements.

Page - 6

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

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

Basis of Presentation

The unaudited balance sheet of Xraymedia, Inc. (the “Company”) as of SEPTEMBER 30, 2005 and the unaudited statements of operations and accumulated deficit for the THREE MONTHS and NINE MONTHS ended SEPTEMBER 30, 2005 and 2004 and the statements of cash flow for the NINE MONTHS ended SEPTEMBER 30, 2005 and 2004. These have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-QSB for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Page - 7

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

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

Page - 8

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

e. Income taxes

No income taxes are payable for the NINE MONTHS ended September 30, 2005 and 2004. The Company has net operating losses of approximately $25,000,000, which will expire in the 20 th year from the date the losses were incurred, i.e. from 2015 to 2025.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

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

k. Advertising

The Company expenses all advertising as incurred. For the nine month period ended September 30, 2005 and 2004, the Company charged to operations $267,828 and $71,591, respectively. The advertising was used in the joint ventures as described further in Note K but included Company information in the advertisement.

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

n. Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at September 30, 2005, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

Page - 11

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2005 AND 2004
NOTE B - PREPAID EXPENSES

Prepaid expenses at September 30, 2005 consist of:

2005
(a) Legal expenses (b) Other prepaid expenses	$ 25,000
9,083
$ 34,083
The renumeration in both (a) and (b) was in the form of Section 144 Restricted Stock.

NOTE C - FURNITURE AND EQUIPMENT

Property and equipment at September 30, 2005 consist of:

2005
Furniture and equipment	$ 334,705
Software License	25,000
Less: Accumulated depreciation and amortization	(342,774)
Furniture and equipment, net	$16,931

Depreciation expense for the nine months ended September 30, 2005 and 2004 was $50,005 and $55,183 respectively. Amortization expense on the software license was $6,246 for the nine months ended June 30, 2004, as the software license was fully amortized at December 31, 2004.

NOTE D - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND ADVANCES

Accounts payable and accrued expenses at September 30, 2005 were comprised of the following:

2005
Accrued Consulting expense	$239,076
Accrued Office expense	212,512
Accrued Professional fees expense	278,922
Accrued Website/Internet expense	358,614
Accrued Other expenses	6,833
Accrued Wages payable	140,789
Accrued Media advertising	91,455
Total Accrued Expenses	$1,328,201

Advances were made by another company for rental expenses incurred during the three months ended December 31, 2002 in the amount of $26,565. The advances were extended on open terms and remain outstanding on September 30, 2005.

Other advances amounting to $225,487 from a related party was used for daily operations of the Company. Interest for the said advances was waived. The interest if imputed would be immaterial to these financial statements. These advances where extended on open terms and remain outstanding on September 30, 2005.

Page - 12

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

NOTE F - RELATED PARTY TRANSACTIONS

A shareholder and spouse of the former Company President (Mr.Raymond Dabney)advanced money on a partially revolving basis without interest to the Company since 2001, to be used in daily operations. If the interest expense was imputed it would be immaterial to the financial statements taken as a whole and thus is not included. Balances at September 30, 2005 show additional investment of $34,836 during the fiscal year.

Mr.Dabney charges the Company for his management fees in lieu of an employee salary. Management fees for the nine months ended September 30, 2005 and 2004 were $106,346 and $148,350 respectively and are included in consulting in the Statement of Operations and Accumulated Deficit. The Company owed Mr.Dabney (former President) $159,419 as of September 30, 2005 for these services which are included in advances on the Balance Sheet.

NOTE G - STOCK PERFORMANCE PLAN

The Board of Directors offers common stock, on a discretionary basis, to certain individuals who have been instrumental in the Company’s continuance, for the two quarters ended September 30, 2005, no shares were issued under this plan. However during the years ended December 31, 2004 and 2003, 7,830,487 and 1,000,000 shares were issued of common stock under the stock performance plan, respectively. The shares issued were valued at fair market value at the date of issuance, ranging from $0.03 to $0.40 per share, and were recognized in compensation expense in the Statements of Operations and Accumulated Deficit.

Page - 13

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

NOTE H - STOCK TRANSACTIONS

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

Stock Transactions - in the third quarter to the date of this report, November 9, 2005 are as follows:

	# of Shares	Price
a. Cash transactions	N/C
b. Non-cash transactions
Issued for services past and future	202,700,000	$ 0.013-$0.034
Total common shares issued	202,700,000
Common shares issued to
December 31, 2004	224,957,250
Total common shares issued to
September 30, 2005	427,657,250
Common Shares Issued from October 1, 2005 - November 9, 2005 For services past and future Total Common shares issued to November 9, 2005 c. Future shares issuance is restricted by	0 427,657,250	$ 0.01
Unexpired warrants as of September 30, 2005	120,000
Cashless warrants exercised in 2004 still to be issued in 2005	101,538
Unconverted preferred stock series A - as if converted	100,000,000
Remaining cash subscriptions from December 31, 2004	333,333
Total share issuance restriction	100,554,871
Total shares issued as of November 9, 2005	427,657,250
Total possible shares	528,212,121
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

As of September 30, 2005 and the date of this report the unexpired cashless warrants were calculated to be approximately 120,000. Significant amounts of warrants were unexercised and expired during the three quarters of 2005.

Page - 14

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

NOTE I - NET OPERATING LOSS CARRY FORWARD

The net operating loss carry forward since inception is as follows:

Year	Net Operating Loss	Valuation Allowance	Year of Expiration
2005 - Three Quarters	$ 1,022,470	$ 408,988	2025
2004	15,633,919	6,253,567	2024
2003	2,012,733	805,093	2023
2002	1,679,917	671,967	2022
2001	1,571,200	628,480	2021
2000	1,671,139	668,456	2020
1999	205,851	82,340	2019
1994-1998	1,541,236	616,494	2014-2018
	___________	_____________

	$ 25,338,465	$ 10,135,385

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

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

NOTE K - JOINT VENTURES

In 2003, the Company signed five Joint Venture agreements to generate advertising revenue. Two were through the sale of advertising and related media services through the Live Media Marketplace, which is further described in Note A. The other three are based on the Company purchasing advertising for their respective products. Each of the agreements provides for a sharing of the net revenue generated as a result of the media advertising between the joint venture partners, as described in the table below. The Company does not have equity interest or management rights in any of the joint ventures. Their investment in all of the joint ventures is $0. Joint venture A and B have Company share issuance clauses for reaching certain levels of sales beyond the net revenue sharing agreement. One additional joint venture agreement was signed in 2004. None have been entered into in the three quarters of 2005.

Joint Venture	Company Investment in Joint Venture	Profit Sharing Percentage	Joint Venture revenue for Three Quarters of 2005
A	$0	50%	$0
B	$0	50%	$0
C	$0	20%	$0
D*	$0	40%-50%	$0
E* F	$0 $0	15%-20% 7.5%-50%	$0 $0

During the quarter ended March 31, 2004, $1,588 in revenues had been generated under the above agreements and incurred $76,759 in media advertising expenses associated with the joint ventures. The Company under the terms of the agreements will not be reimbursed. In the three quarters ended September 30, 2005, $0 in revenues was generated and incurred $267,828 in media advertising expenses.

Two of the joint ventures (marked with an *) were discontinued by mutual consent in 2004.

Page - 16

XRAYMEDIA, INC.
(A COMPANY IN THE DEVELOPMENT STAGES)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

NOTE L - COMMITTMENTS

During February 2003 the Company signed a three-year lease agreement for office space in Vancouver, B.C. The term of the lease extended from May 2003 through April 2006. The minimum monthly rent payments are $6,830. Future minimum lease payments are as follows:

2005           20,490
2006           27,320
Total       $ 47,810

Rental and other occupancy expenses for the three quarters ended September 30, 2005 amounted to $59,088.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

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

NOTE P - SUBSEQUENT EVENTS

The Company set up a European LOM operation with three managers joining the Company to structure a new European division.

These events had no effect on the financial statements for the three quarters ended September 30, 2005.

On November 14, 2005 the Company announced that Raymond C. Dabney, has resigned from the posts of President & CEO. Effective immediately, the company has appointed Mr. Hans Johannes Schulte to replace Mr. Dabney as the Company's new President & CEO. Concurrently, XRAYMEDIA Inc will move its corporate head quarters in Enschede, The Netherlands, in Europe.

Page - 18

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

XRAYMEDIA has recently acquired the expertise of three financially independent entrepreneurial managers joining the company to structure a new European division. Each of these gentlemen will focus on tapping into European countries for use of the Live Open Marketplace (LOM) technology. The strength of their competency to date has been managing relationships with a broad range of potential clients in various top key disciplines. The LOM will be introduced as a strategic and tactical solution that improves competitive performance while increasing revenues and profits for the European marketplace. Each have established collaborative relationships with more strategic established manufactures and will implement the commercialization of the low-cost e-commerce auction/live negotiating technology businesses tools.

XRAYMEDIA has received and considered several joint venture opportunities, specifically during the third quarter, covered in this report, such as first European Master Licensee of the Company's Live Open Marketplace (LOM). There was a negotiation to purchase two corporations with over $1,000,000.00 USD in projected revenues this year. These two entities are in the advertising and promotional product businesses and have sales processes that will be complemented and streamlined through the Live Media Marketplace (LMM) and the Live Open Marketplace (LOM) technologies. The Company, upon signing the two corporations will become wholly owned subsidiaries of XRAYMEDIA keeping its current management in place to continue its successful growth path.

Another event was the release of the Center of Innovation Technology located at www.livecit.com. The Center of Innovation Technology enables research and technological developments, live Internet negotiations, search for innovative business opportunities on emerging technologies focusing on Chemicals, Biology, Medicine, Energy, Environment, IT, Telecommunications, and Industrial Technologies. All results included in the Center of Innovation Technology are prepared for further utilization and development such as production and/or marketing agreements, further development or funding. The technology database is updated whenever new results become available. Entries in this service are comprehensive, providing information about the research result, the contributing organization, the type of collaboration sought, prototype availability, commercial potential, contact point information, and other details. The ambition of the Center of Innovation Technology is to stimulate European-wide access to the US for ongoing research information, and the exploitation thereof. Sharing information among the research community gives opportunities for exchange of skills and knowledge, and for bringing both together.

Page - 19

The LOM complete with modern auction functionality caters to virtually every industry worldwide accommodating everything from real estate to travel to apparel. XRAYMEDIA is consistently undergoing new research and development in order to satisfy each of these industries and sufficiently accommodate to individual industry requirements. XRAYMEDIA is presently analyzing different marketing segments, eager to release the latest version of their groundbreaking technology. The addition of auction capabilities allows sellers in the system to choose whether they would like to place an item up for auction or for live negotiation. In selecting an item to be for auction, the seller posts his initial offer and watches new bids arrive on his item, all posted in real time. A buyer who wishes to participate in an auction matches up with an item for sale and proceeds to place bids on the item. A buyer is given the option to place a "maximum bid," which instructs the system to increase the buyer's bid each time a counter-offer is made.

XRAYMEDIA has initial test marketing plan for the Live Open Marketplace (LOM) to commence with television infomercials covering over 100 million households. XRAYMEDIA's Live Open Marketplace has recently garnered the interest of two highly established media groups who have shown great enthusiasm towards providing television infomercial time for the Live Open Marketplace (LOM) technology.

The Television infomercials will be based on integrating auction functionality into the innovative live negotiating technology of the LOM System, both parties see it as a successful and profitable venture for all parties involved. XRAYMEDIA foresees no difficulty in garnering a strong response from both potential buyers and sellers for the LOM system. The auction and live negotiating technology offered through the LOM are superior to fixed-price sales, giving the seller opportunity to inspire competition and drive up sales significantly. In addition, the LOM provides buyers with a friendly and convenient way to gain access to a broad array of products.

XRAYMEDIA is currently developing two storyboards for the LOM technology and will be pinpointing placement dates shortly. The first of these two storyboards is an infomercial outlining the LOM licensing opportunity through a website similar to www.livenegotiator.com that allows the general public to purchase a personal branded online storefront to facilitate their online transactions and provide their customer base with the immediate care required. The second storyboard will advertise Negotiation Station www.negotiationstation.com a login point to XRAYMEDIA's Live Open Marketplace, where users can buy and sell a wide array of products online.

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

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

Sales

Revenues for the three months ended September 30, 2005 and 2004 were $125,000 and $45,010, respectively. The revenue was generated primarily from advertising services and technical support.

Page - 20

Losses

Net losses including penalties and interest remissions for the quarter ended September 30, 2005, decreased to $182,289 over the same period in 2004 of $551,874, a decrease of approximately 67% ($369,585). The decrease in losses was attributable to decrease in consulting, marketing and investor relations expense.

  XRAYMEDIA expects to continue to incur losses at least through fiscal year 2005 and there can be no assurance that XRAYMEDIA will achieve or maintain profitability from revenues that may be generated or that growth can be sustained in the future.

 Expenses

Selling, general and administrative expenses decreased to $278,354 from $535,885 for the same quarter in 2004. The decrease in selling, general and administrative expenses was as mentioned in the losses first paragraph.

Depreciation and amortization expenses for the quarters ended September 30, 2005and September30, 2004 were $16,635 and $18,663, respectively.

Research and Development expenses decreased during the three months ended September 30, 2005 to $12,300 from $56,548 for the three months ended September 30, 2004. The company spent more heavily in 2004 to expedite the development and launch of its Media Service Portal of the Live Media Marketplace.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPT 30, 2004

Sales

Total revenues for the nine months ended September 30, 2005 and 2004 were $193,500 and $69,098, respectively.

Losses

Net losses for the nine months ended September 30, 2005, decreased to $1,022,470 over the same period in 2004 of $11,211,911, a decrease of ($10,189,441 or 91%).

The decrease in losses was attributable to decrease in compensation expense and investor relations expense, offset by increases in professional fees and media advertising.

Page - 21

XRAYMEDIA expects to continue to incur losses at least through fiscal year 2005 and there can be no assurance that XRAYMEDIA will achieve or maintain profitability from revenues that may be generated or that growth can be sustained in the future.

Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2005, decreased to $1,001,633 from $10,972,872 for the nine months ended September 30, 2004. The disproportionate decrease was primarily the inclusion, in 2004, of $9,100,000 in Section 144 control position expenses, along with $332,425 in stock performance plan, both amounts charged to compensation expense. Depreciation and amortization expenses for the three and nine months ended September 30, 2005 and September 30, 2004 were $16,635, $50,005, $18,663 and $55,183 respectively.

Research and Development expenses were $164,332 in 2005 and $252,954 in 2004. The company spent slightly more heavily in 2004 to expedite the development and spring launch of its Media Service Portal of the Live Media Marketplace.

B. Liquidity and Capital Resources

For the nine months of 2005, the issuance of 202,700,000 non-cash-shares and the increase in borrowings, could not offset the loss for the nine months.

Cash flows generated by operations were $13,312 for the nine months ended September 30, 2005, as versus $155,855 for the nine months ended September 30, 2004, a decrease of $142,543. The heavy issuance of non-cash-shares in 2004 was reduced in 2005.

Cash used by investing activities was $6,679 for the nine months ended September 30, 2005 and $948,464 for the nine months ended September 30, 2004. The substantial decrease is attributable to the payment, in 2004, in restricted shares, for protection of patents, copyrights and domain, which was written off in the fourth quarter of 2004 as it was determined to be unsuccessful.

Cash flows generated from financing activities were nil for the nine months ended September 30, 2005 and $776,800 for the quarter ended September 30, 2004. XRAYMEDIA's financing activities, in the 2004 period, primarily consisted of the sale of XRAYMEDIA's common stock pursuant to private placements.

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

C. Capital Expenditures

XRAYMEDIA made no significant net capital expenditures on property or equipment during the three quarters ended September 30, 2005 and 2004. The major planned capital expenditure is further website development. XRAYMEDIA has budgeted $100,000 to purchase the additional equipment or programs needed for this development and XRAYMEDIA intends to contract sometime in the near future to complete this work. XRAYMEDIA also plans to raise operating funds by a mixture of debt and stock to provide monies needed for their new projects.

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

E. Impact of Inflation

RAYMEDIA believes that inflation has had a negligible effect on operations over the past four years. XRAYMEDIA believes that it can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

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

[THIS SPACE LEFT BLANK INTENTIONALLY]

Page - 24

SIGNATURES

IN ACCORDANCE WITH SECTION 12 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT CAUSED THIS FORM 10-QSB TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, THIS 9TH DAY OF NOVEMBER, 2005.

XRAYMEDIA INC.

/S/ HANS JOHANNES SCHULTE
NAME: HANS JOHANNES SCHULTE
TITLE: PRESIDENT, CEO AND DIRECTOR

IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

          SIGNATURE                             TITLE                              DATE

    /S/ HANS JOHANNES SCHULTE       PRESIDENT AND DIRECTOR         NOVEMBER 9, 2005.

   HANS JOHANNES SCHULTE

Page - 25

EXHIBIT 31

Page - 26

CERTIFICATIONS PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Hans Johannes Schulte,  Chief Financial Officer  of XRAYMEDIA, Inc. certify that:

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

Date: November 9, 2005         Signature: /s/ Hans Johannes Schulte
                                                                            Hans Johannes Schulte
                                                                            Chief Financial Officer

Page - 27

CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Hans Johannes Schulte,  Chief Executive Officer  of XRAYMEDIA, Inc. certify that:

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

Date: November 9, 2005         Signature: /s/ Hans Johannes Schulte
                                                                            Hans Johannes Schulte
                                                                            Chief Executive Officer

Page - 28

EXHIBIT 32

Page - 29

CERTIFICATION PURSUANT TO 18 U.S.C.
SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of XrayMedia, Inc. on Form 10-QSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Hans Johannes Schulte, President and Chief Financial Officer of XrayMedia, Inc and a member of the Board of Directors, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

Date: November 9, 2005         Signature: /s/ Hans Johannes Schulte
                                                                           Hans Johannes Schulte
                                                                          Chief Financial Officer

Page - 30

CERTIFICATION PURSUANT TO 18 U.S.C.
SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of XrayMedia, Inc. on Form 10-QSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Hans Johannes Schulte, President and Chief Executive Officer of XrayMedia, Inc and a member of the Board of Directors, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

Date: November 9, 2005         Signature: /s/ Hans Johannes Schulte
                                                                           Hans Johannes Schulte
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